Form 10QSB
period 1996-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1996-08-14
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

               Commission file number:  33-85076C


           AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1789725
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]        No

         Transitional Small Business Disclosure Format:

                        Yes              No   [X]




        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December 31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

             Operations

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                      1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                       $  9,446,073   $  8,367,460
  Receivables                                           11,595         15,311
                                                    -----------    -----------
             Total Current Assets                    9,457,668      8,382,771
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                              1,910,545        751,086
   Building and Equipment                            3,834,771      1,417,078
   Property Acquisition Costs                           86,120         17,905
   Accumulated Depreciation                            (65,397)       (11,687)
                                                    -----------    -----------
        Net Investments in Real Estate               5,766,039      2,174,382
                                                    -----------    -----------
               Total  Assets                       $15,223,707    $10,557,153
                                                    ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   107,161    $    70,805
   Distributions Payable                               322,034        199,829
   Unearned Rent                                        31,998              0
                                                    -----------    -----------
        Total Current Liabilities                      461,193        270,634
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (8,206)        (4,832)
   Limited Partners, $1,000 Unit value;
    24,000 Units authorized; 17,875 and 12,290
    Units issued and outstanding in 1996 and
    1995, respectively                              14,770,720     10,291,351
                                                    -----------    -----------
      Total Partners' Capital                       14,762,514     10,286,519
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $15,223,707    $10,557,153
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Second Quarter Ended      Six Months Ended
                             6/30/96     6/30/95      6/30/96     6/30/95

INCOME:
   Rent                    $ 150,441    $   6,693     $ 208,919   $   6,693
   Investment Income         104,079       35,653       221,936      35,658
                            ---------    ---------     ---------   ---------
        Total Income         254,520       42,346       430,855      42,351
                            ---------    ---------     ---------   ---------

EXPENSES:
   Partnership Administration-
    Affiliates                48,553       37,719       106,795      53,798
   Partnership Administration
    and Property Management-
    Unrelated Parties          9,153          951        16,987       2,503
   Depreciation               38,944        1,181        53,710       1,181
                            ---------    ---------     ---------   ---------
        Total Expenses        96,650       39,851       177,492      57,482
                            ---------    ---------     ---------   ---------

NET INCOME (LOSS)          $ 157,870    $   2,495     $ 253,363   $ (15,131)
                            =========    =========     =========   =========

NET INCOME (LOSS) ALLOCATED:
   General Partners        $   1,579    $      25     $   2,534   $    (151)
   Limited Partners          156,291        2,470       250,829     (14,980)
                            ---------    ---------     ---------   ---------
                           $ 157,870    $   2,495     $ 253,363   $ (15,131)
                            =========    =========     =========   =========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT
  (16,124, 3,576, 14,676 and
  3,576 weighted average Units
  outstanding for the periods,
  respectively)            $    9.69    $     .68     $   17.09   $   (4.19)
                            =========    =========     =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   253,363   $   (15,131)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       53,710         1,181
     Decrease in Receivables                             3,716             0
     Increase in Payable to AEI Fund Management, Inc.   36,356        39,413
     Increase in Unearned Rent                          31,998             0
                                                    -----------   -----------
        Total Adjustments                              125,780        40,594
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           379,143        25,463
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (3,645,367)     (768,171)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners       5,585,526     5,135,834
   Organization and Syndication Costs                 (772,076)     (770,375)
   Increase in Distributions Payable                   122,205        59,955
   Distributions to Partners                          (590,818)      (59,955)
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         4,344,837     4,365,459
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              1,078,613     3,622,751

CASH AND CASH EQUIVALENTS,
beginning of period                                  8,367,460           986
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS,
end of period                                      $ 9,446,073   $ 3,623,737
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                    Limited
                                                                 Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (1,915)  $         0  $    (1,915)            0

  Capital Contributions             0     5,135,834     5,135,834     5,135.83

  Organization and
   Syndication Costs              (60)     (770,315)     (770,375)

  Distributions                  (600)      (59,355)      (59,955)

  Net Loss                       (151)      (14,980)      (15,131)
                              --------   -----------   -----------  ----------
BALANCE, June 30, 1995       $ (2,726)  $ 4,291,184   $ 4,288,458     5,135.83
                              ========   ===========   ===========  ==========


BALANCE, December 31, 1995   $ (4,832)  $10,291,351   $10,286,519    12,289.81

  Capital Contributions             0     5,585,526     5,585,526     5,585.52

  Organization and
   Syndication Costs                0      (772,076)     (772,076)

  Distributions                (5,908)     (584,910)     (590,818)

  Net Income                    2,534       250,829       253,363
                              --------   -----------   -----------  ----------
BALANCE, June 30, 1996       $ (8,206)  $14,770,720   $14,762,514    17,875.33
                              ========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At June 30, 1996, 17,875.332 Units ($17,875,332) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 31, 1997.

     During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 10% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 10% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Media Play store which has a Lease term of 18 years. The Leases contain renewal options which may extend the
     Lease term an additional 10 years for the Arby's, an additional 20 years for the Media Play store and an additional 25 years for the Garden Ridge store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1996 are as follows:

                                    Buildings and               Accumulated
Property                    Land      Equipment       Total     Depreciation

Arby's
   Montgomery, AL      $   328,310  $   425,794   $   754,104    $   18,451

Media Play
   Apple Valley, MN        422,776      991,284     1,414,060        22,769

Garden Ridge
   Pineville, NC         1,159,459    2,417,693     3,577,152        24,177
                        -----------  -----------   -----------    ----------
                       $ 1,910,545  $ 3,834,771   $ 5,745,316    $   65,397
                        ===========  ===========   ===========    ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,577,152. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

     In November, 1995, the Partnership entered into an Agreement to purchase approximately a 60% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

     In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000.

     In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Charlotte, North Carolina. The purchase price will be approximately $1,368,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $157,000.

     The Partnership has incurred net costs of $111,400 relating to the review of potential property acquisitions. Of these costs, $25,280 have been capitalized and allocated to land, building and equipment. The remaining costs of $86,120 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the periods ended June 30, 1996 and 1995, the Partnership recognized rental income of $208,919 and $6,693, respectively. During the same periods, the Partnership also earned $221,936 and $35,658, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 52% and 84%, respectively, of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        The annual rent from the three properties acquired is $602,540. Since the properties are leased under a triple-net lease, the Partnership has not incurred, and does not expect to incur, expenses associated with the operation or maintenance of property and the rental income represents the cash flow generated by the property to the Partnership.

        During the periods ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $106,795 and $53,798, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,987 and $2,503, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

       The Partnership's primary sources of cash will be proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash will  be  investment  in  real properties,  payment  of  expenses involved in the sale of units, the organization of the Partnership, the management of properties, the administration of the Partnership, and the payment of distributions.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the General Partners anticipate that 14% of such proceeds will be applied to cover organization and offering expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the General Partners.

        The Partnership Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the Partnership is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Partnership's available cash flow.

        Before the acquisition of properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Partnership's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February 1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. Through June 30, 1996, the Partnership raised a total of $17,875,332 from the sale of 17,875.332 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 31, 1997. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,487,729.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,577,152. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        In November, 1995, the Partnership entered into an Agreement to purchase approximately a 60% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $151,000. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

       In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In August, 1996, the Partnership entered into an agreement to purchase a Caribou Coffee store in Charlotte, North Carolina. The purchase price will be approximately $1,368,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $157,000.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       Beginning in 1996, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At June 30, 1996, $9,457,668 or 62% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


                   PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None




                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                              Description

                   10.1  Construction Loan Commitment dated
                         March   29,   1996  between   AEI   Fund
                         Management,    Inc.    and    Huntington
                         Restaurants Group, Inc. relating to the construction of a Denny's restaurant in Covington, Louisiana (incorporated by reference to Exhibit 10.11 of Post-Effective Amendment #8 to Form SB-2 Registration Statement filed with the Commission on August 14, 1996).

                   10.2  Purchase and Leaseback  Commitment
                         dated  March 29, 1996 between  AEI  Fund
                         Management,    Inc.    and    Huntington
                         Restaurants Group, Inc. relating to  the
                         sale   and   leaseback  of   a   Denny's
                         restaurant   in   Covington,   Louisiana
                         (incorporated  by reference  to  Exhibit
                         10.12 of Post-Effective Amendment #8  to
                         Form SB-2 Registration Statement filed with the Commission on August 14, 1996).

                   10.3  Assignment  of  Construction  Loan
                         Commitment   and  Sale   and   Leaseback
                         Financing  Commitment  dated  August  8,
                         1996,  concerning those  documents  with
                         Huntington Restaurants Group,  Inc.  and
                         AEI   Fund  Management,  Inc.,  to   the
                         Partnership, relating to the sale and leaseback of a Denny's restaurant in Covington, Louisiana (incorporated by reference to Exhibit 10.13 of Post-Effective Amendment #8 to Form SB-2 Registration Statement filed with the Commission on August 14, 1996).

                   10.4  Construction Loan Commitment dated
                         June   28,   1996   between   AEI   Fund
                         Management,  Inc.  and  Caribou   Coffee
                         Company,    Inc.   relating    to    the
                         construction of a Caribou Coffee store at East Boulevard and Garden Terrace in Charlotte, North Carolina (incorporated by reference to Exhibit 10.14 of Post-Effective Amendment #8 to Form SB-2 Registration Statement filed with the Commission on August 14, 1996).

                   10.5  Sale   and  Leaseback   Financing
                         Commitment  dated June 28, 1996  between
                         AEI  Fund  Management, Inc. and  Caribou
                         Coffee  Company,  Inc. relating  to  the
                         sale  and leaseback of a Caribou  Coffee
                         store   at  East  Boulevard  and  Garden
                         Terrace  in  Charlotte,  North  Carolina
                         (incorporated  by reference  to  Exhibit
                         10.15 of Post-Effective Amendment #8  to
                         Form SB-2 Registration Statement filed with the Commission on August 14, 1996).



                   PART II - OTHER INFORMATION
                           (Continued)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits - (Continued)
                                  Description

                   10.6  Assignment  of  Construction  Loan
                         Commitment   and  Sale   and   Leaseback
                         Financing  Commitment  dated  August  8,
                         1996,  concerning those  documents  with
                         Caribou   Coffee  store  and  AEI   Fund
                         Management,  Inc.  to  the  Partnership,
                         relating to the sale and leaseback of  a
                         Caribou  Coffee store at East  Boulevard
                         and  Garden Terrace in Charlotte,  North
                         Carolina  (incorporated by reference  to
                         Exhibit    10.16    of    Post-Effective
                         Amendment  #8  to Form SB-2 Registration
                         Statement filed with the Commission on August 14, 1996).

                   27    Financial Data Schedule for period
                         ended June 30, 1996.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1996       AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                      (Principal Executive Officer)



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer
                                      (Principal Accounting Officer)