Form 10QSB
period 1996-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1996-11-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995

          Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                         1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                         $ 8,559,764   $ 8,367,460
   Receivables                                            40,069        15,311
                                                      -----------   -----------
       Total Current Assets                            8,599,833     8,382,771
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                2,508,478       751,086
   Buildings and Equipment                             5,012,344     1,417,078
   Construction Advances                               1,204,480             0
   Property Acquisition Costs                            155,060        17,905
   Accumulated Depreciation                             (108,757)      (11,687)
                                                      -----------   -----------
        Net Investments in Real Estate                 8,771,605     2,174,382
                                                      -----------   -----------
               Total  Assets                         $17,371,438   $10,557,153
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $   138,257   $   70,805
   Distributions Payable                                 378,000      199,829
   Unearned Rent                                          31,998            0
                                                      -----------  -----------
        Total Current Liabilities                        548,255      270,634
                                                      -----------  -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (10,334)      (4,832)
   Limited Partners, $1,000 Unit value;
    24,000 Units authorized; 20,493 and 12,290
    Units issued and outstanding in 1996 and
    1995, respectively                                16,833,517   10,291,351
                                                      -----------  -----------
       Total Partners' Capital                        16,823,183   10,286,519
                                                      -----------  -----------
          Total Liabilities and Partners' Capital    $17,371,438  $10,557,153
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended      Nine Months Ended
                               9/30/96      9/30/95    9/30/96     9/30/95

INCOME:
 Rent                       $   168,116  $    19,453  $   377,035  $    26,146
 Investment Income              126,602       68,897      348,538      104,555
                             -----------  -----------  -----------  -----------
        Total Income            294,718       88,350      725,573      130,701
                             -----------  -----------  -----------  -----------

EXPENSES:
 Partnership Administration-
   Affiliates                    80,814       37,237      187,609       91,035
 Partnership Administration
   and Property Management -
   Unrelated Parties              2,664        1,570       19,651        4,073
 Depreciation                    43,360        3,545       97,070        4,726
                             -----------  -----------  -----------  -----------
        Total Expenses          126,838       42,352      304,330       99,834
                             ----------   -----------  -----------  -----------

NET INCOME                  $   167,880  $    45,998  $   421,243  $    30,867
                             ==========   ===========  ===========  ===========

NET INCOME ALLOCATED:
   General Partners         $     1,678  $       460  $     4,212  $       309
   Limited Partners             166,202       45,538      417,031       30,558
                             -----------  -----------  -----------  -----------
                            $   167,880  $    45,998  $   421,243  $    30,867
                             ===========  ===========  ===========  ===========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (18,870, 6,570, 16,084 and 5,197
  weighted average Units
  outstanding for the periods,
  respectively)             $      8.81  $      6.93  $     25.93   $     5.88
                             ===========  ===========  ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $  421,243    $    30,867

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       97,070          4,726
     Increase in Receivables                           (24,758)       (13,389)
     Increase in Payable to AEI Fund Management, Inc.   67,452         49,786
     Increase in Unearned Rent                          31,998              0
                                                    -----------    -----------
        Total Adjustments                              171,762         41,123
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           593,005         71,990
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                    (6,694,293)      (800,134)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital Contributions from Limited Partners    8,202,697      9,009,987
      Organization and Syndication Costs            (1,115,818)    (1,284,748)
   Increase in Distributions Payable                   178,171         52,521
   Distributions to Partners                          (971,458)      (191,803)
                                                    -----------    -----------
        Net Cash Provided By
        Financing Activities                         6,293,592      7,585,957
                                                    -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                192,304      6,857,813

CASH AND CASH EQUIVALENTS,
beginning of period                                  8,367,460            986
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS,
end of period                                     $  8,559,764    $ 6,858,799
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994    $  (1,915)  $         0  $    (1,915)
 Capital Contributions                0     9,009,987    9,009,987    9,009.99

 Organization and Syndication
   Costs                            (60)   (1,284,688)  (1,284,748)

  Distributions                  (1,918)     (189,885)    (191,803)

  Net Income                        309        30,558       30,867
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1995   $ (3,584)   $ 7,565,972  $ 7,562,388    9,009.99
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1995    $ (4,832)   $10,291,351  $10,286,519   12,289.81

 Capital Contributions               0      8,202,697    8,202,697    8,202.69

 Organization and Syndication
   Costs                             0     (1,115,818)  (1,115,818)

 Distributions                  (9,714)      (961,744)    (971,458)

 Net Income                      4,212        417,031      421,243
                              ---------    -----------  -----------  ----------
BALANCE, September 30, 1996  $ (10,334)   $16,833,517  $16,823,183   20,492.50
                              =========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.




        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At September 30, 1996, 20,492.503 Units ($20,492,503) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 31, 1997.

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

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Media Play store which has a Lease term of 18 years. The Leases contain renewal options which may extend the
     Lease term an additional 10 years for the Arby's, an additional 15 years for Champp's Americana, an additional 20 years for the Media Play store and an additional 25 years for the Garden Ridge store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1996 are as follows:

                                 Buildings and                  Accumulated
Property               Land        Equipment       Total        Depreciation

Arby's
 Montgomery, AL    $   328,310   $   425,794   $   754,104    $   22,709

Media Play
 Apple Valley, MN      422,776       991,284     1,414,060        33,278

Garden Ridge
 Pineville, NC       1,159,459     2,417,693     3,577,152        48,354

Champp's Americana
 Columbus, OH          597,933     1,177,573     1,775,506         4,416
                    -----------   -----------   -----------   -----------
                   $ 2,508,478   $ 5,012,344   $ 7,520,822   $   108,757
                    ===========   ===========   ===========   ===========



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

     On August 29, 1996, the Partnership purchased a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio for $1,775,506. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000. Through September 30, 1996, the Partnership had advanced
     $560,485 for the construction of the property and was charging interest on the Note at the rate of 8.0%.

     In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through September 30, 1996, the Partnership had advanced $643,995 for the construction of the property and was charging interest on the Note at the rate of 7.0%.

     The Partnership has incurred net costs of $191,052 relating to the review of potential property acquisitions. Of these costs, $35,992 have been capitalized and allocated to land, building and equipment. The remaining costs of $155,060 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $377,035 and $26,146, respectively. During the same periods, the Partnership also earned $348,538 and $104,555, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 48% and 80%, respectively, of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        The annual rent from the four properties acquired is $793,799. Since the properties are leased under a triple-net lease, the Partnership has not incurred, and does not expect to incur, expenses associated with the operation or maintenance of property and the rental income represents the cash flow generated by the property to the Partnership.

        During the periods ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $187,609 and $91,035, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,651 and $4,073, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February 1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. Through September 30, 1996, the Partnership raised a total of $20,492,503 from the sale of 20,492.503 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 31, 1997. From subscription proceeds, the Partnership incurred organization and syndication costs (which constitute a reduction of capital) of $2,831,471.

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

        On August 29, 1996, the Partnership purchased a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio for $1,775,506. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

       In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000. Through September 30, 1996, the Partnership had advanced $560,485 for the construction of the property and was charging interest on the Note at the rate of 8.0%.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in
Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through September 30, 1996, the Partnership had advanced $643,995 for the construction of the property and was charging interest on the Note at the rate of 7.0%.

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

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of September 30, 1996, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At September 30, 1996, $8,574,833 or 49% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -

              27    Financial Data Schedule  for  period
                    ended September 30, 1996.

        b. Reports filed on Form  8-K  -
                     During  the quarter ended September
                     30,  1996, the Partnership filed  a
                     Form 8-K, dated September 12, 1996,
                     reporting  the  acquisition  of   a
                     67.8%   interest  in  the  Champp's
                     Americana  restaurant in  Columbus,
                     Ohio.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1996      AEI Income & Growth  Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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