Form 10KSB
period 1996-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1997-03-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

               Commission file number:  33-85076C

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

      State of Minnesota                41-1789725
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $1,341,753.

As of February 28, 1997, there were 24,000 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $24,000,000.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                       Yes          No    [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 31, 1994. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. Through December 31, 1996, the Partnership raised a total of $23,563,349 from the sale of 23,563.349 Units. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 1996, the Partnership had purchased partial interests in four properties at a total cost of $7,621,435. The properties are commercial, single tenant buildings leased under triple net leases. The Partnership is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The Partnership's properties will be purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties twelve to fifteen years after acquisition.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        On May 31, 1995, the Partnership purchased an 87.7193% interest in an Arby's restaurant in Montgomery, Alabama for $754,104. The property is leased to RTM Gulf Coast, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $77,813. The remaining interest in the property was purchased by AEI Institutional Net Lease Income Fund `93, an affiliate of the Partnership.

        On December 21, 1995, the Partnership purchased a 34.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,414,060. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        On August 29, 1996, the Partnership purchased a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

       In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000. Through December 31, 1996, the Partnership had advanced $977,875 for the construction of the property and was charging interest on the Note at the rate of 8.0%.

       In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in
Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through December 31, 1996, the Partnership had advanced $643,995 for the construction of the property and was charging interest on the Note at the rate of 7.0%.

Major Tenants

        During 1996, two of the Partnership's lessees contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 83% of the Partnership's total rental revenue in 1996. Because the Partnership has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Partnership's rental income in 1997 and future years. In the event that certain tenants contribute more than ten percent of the Partnership's rental income in future years, any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.


ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash sale-leaseback transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The
Partnership holds an undivided fee simple interest in the properties.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                               Total Property            Annual       Annual
                   Purchase     Acquisition              Lease         Rent
Property             Date         Costs       Lessee     Payment    Per Sq. Ft.

Arby's Restaurant
 Montgomery, AL                              RTM Gulf
 (87.7193%)         5/31/95    $   754,104   Coast, Inc.  $  78,980    $ 26.63

Media Play Retail Store
 Apple Valley, MN
 (34.0%)           12/21/95    $ 1,414,060      (F1)

Garden Ridge Retail Store
 Pineville, NC                               Garden
 (40.75%)           3/28/96    $ 3,644,391   Ridge, L.P.  $ 383,973    $  6.67


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property            Annual       Annual
                  Purchase      Acquisition              Lease         Rent
Property            Date           Costs        Lessee   Payment    Per Sq. Ft.

Champp's
 Americana Restaurant                         Americana
 Columbus, OH                                  Dining
 (67.8%)           8/29/96     $ 1,808,880   Corporation  $  191,259  $  34.53


(F1) The property was vacated on January 31, 1997 and listed for sale or lease.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. The remaining interest in the Arby's property is owned by AEI Institutional Net Lease Fund `93. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net
Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Champp's Americana property is owned by AEI Real Estate Fund XVIII Limited Partnership.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 20 years.  The Leases contain
renewal options which may extend the Lease term an additional  10 years for the Arby's, an additional 15 years for the Champp's, and an additional 25 years for the Garden Ridge store.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

       Through December 31, 1996, all properties were 100 percent occupied by the lessees.


ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 1,295 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1996, the Partnership has not acquired any Units from Limited Partners.

        Cash distributions of $14,044 and $3,932 were made to the General Partners and $1,390,389 and $389,320 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $847,484 and $49,727, respectively. During the same periods, the Partnership also earned $494,269 and $213,672, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 37% and 81%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota has recently experienced financial difficulties and has aggressively been restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $251,392 and $137,271, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,171 and $6,909, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1996, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases contain cost of living increases to rent which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        The Partnership's primary sources of cash are from proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of units, the organization of the Partnership, the acquisition of properties, the management of properties, the administration of the Partnership, and the payment of distributions.

        The Limited Partnership Agreement of the Partnership requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the General Partners anticipate that 14% of such proceeds will be applied to cover such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the General Partners.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February 1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. Through December 31, 1996, the Partnership raised a total of $23,563,349 from the sale of 23,563.349 Units. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,248,990.

        On May 31, 1995, the Partnership purchased an 87.7193% interest in an Arby's restaurant in Montgomery, Alabama for $754,104. The property is leased to RTM Gulf Coast, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $77,813. The remaining interest in the property was purchased by AEI Institutional Net Lease Income Fund `93, an affiliate of the Partnership.

        On December 21, 1995, the Partnership purchased a 34.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,414,060. The property was leased to The Musicland Group, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        On August 29, 1996, the Partnership purchased a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

       In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000. Through December 31, 1996, the Partnership had advanced $977,875 for the construction of the property and was charging interest on the Note at the rate of 8.0%.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in
Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through December 31, 1996, the Partnership had advanced $643,995 for the construction of the property and was charging interest on the Note at the rate of 7.0%.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1996, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At December 31, 1996, $10,770,705 or 54% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 7.  FINANCIAL STATEMENTS.

         See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                  INDEPENDENT AUDITOR'S REPORT



To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 1996 and 1995, and the results of its income and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January  31, 1997                /s/  Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                      Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   1996             1995

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 10,729,033    $  8,367,460
  Receivables                                        41,672          15,311
                                                 -----------     -----------
     Total Current Assets                        10,770,705       8,382,771
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,541,511         751,086
  Buildings and Equipment                         5,079,924       1,417,078
  Construction Advances                           1,621,870               0
  Property Acquisition Costs                        245,726          17,905
  Accumulated Depreciation                         (162,645)        (11,687)
                                                 -----------     -----------
      Net Investments in Real Estate              9,326,386       2,174,382
                                                 -----------     -----------
           Total  Assets                       $ 20,097,091    $ 10,557,153
                                                 ===========     ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    132,900    $     70,805
  Distributions Payable                             429,668         199,829
                                                 -----------     -----------
      Total Current Liabilities                     562,568         270,634
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (9,754)         (4,832)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 23,563 and 12,290
   Units issued and outstanding in 1996 and
   1995,  respectively                           19,544,277      10,291,351
                                                 -----------     -----------
    Total Partners' Capital                      19,534,523      10,286,519
                                                 -----------     -----------
      Total Liabilities and Partners' Capital  $ 20,097,091    $ 10,557,153
                                                 ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   1996             1995

INCOME:
  Rent                                        $   847,484      $    49,727
  Investment Income                               494,269          213,672
                                               -----------      -----------
      Total Income                              1,341,753          263,399
                                               -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates         251,392          137,271
  Partnership Administration and Property
     Management - Unrelated Parties                27,171            6,909
  Depreciation                                    150,958           11,687
                                               -----------      -----------
      Total Expenses                              429,521          155,867
                                               -----------      -----------

NET INCOME                                    $   912,232      $   107,532
                                               ===========      ===========

NET INCOME ALLOCATED:
  General Partners                            $     9,122      $     1,075
  Limited Partners                                903,110          106,457
                                               -----------      -----------
                                              $   912,232      $   107,532
                                               ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (17,439 and 6,896 weighted average Units
 outstanding in 1996 and 1995, respectively)  $     51.79      $    15.44
                                               ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                   1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $    912,232    $    107,532

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  150,958          11,687
     Increase in Receivables                       (26,361)        (15,311)
     Increase in Payable to AEI
      Fund Management, Inc.                         62,095          67,904
                                                -----------     -----------
       Total Adjustments                           186,692          64,280
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                  1,098,924         171,812
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                 (7,302,962)     (2,186,069)
                                                -----------     -----------
       Net Cash Used For
           Investing Activities                 (7,302,962)     (2,186,069)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners   11,273,543      12,289,806
  Organization and Syndication Costs            (1,533,338)     (1,715,652)
  Increase in Distributions Payable                229,839         199,829
  Distributions to Partners                     (1,404,433)       (393,252)
                                                -----------     -----------
       Net Cash Provided By
           Financing Activities                  8,565,611      10,380,731
                                                -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS        2,361,573       8,366,474

CASH AND CASH EQUIVALENTS,
   beginning of period                           8,367,460             986
                                                -----------     -----------
CASH AND CASH EQUIVALENTS,
    end of period                             $ 10,729,033    $  8,367,460
                                                ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                                General      Limited                 Units
                                Partners     Partners    Total    Outstanding


BALANCE, December 31, 1994   $  (1,915)  $         0  $    (1,915)          0

 Capital Contributions               0    12,289,806   12,289,806   12,289.81

 Organization &
   Syndication Costs               (60)   (1,715,592)  (1,715,652)

 Distributions                  (3,932)     (389,320)    (393,252)

 Net Income                      1,075       106,457      107,532
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1995      (4,832)   10,291,351   10,286,519   12,289.81

 Capital Contributions               0    11,273,543   11,273,543   11,273.54

 Organization &
  Syndication Costs                  0    (1,533,338)  (1,533,338)

 Distributions                 (14,044)   (1,390,389)  (1,404,433)

 Net Income                      9,122       903,110      912,232
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1996   $  (9,754)  $19,544,277  $19,534,523   23,563.35
                              =========   ===========  ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(1)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc.
     (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. Through December 31, 1996, the Partnership raised a total of $23,563,349 from the sale of 23,563.349 Units. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. The General Partners have contributed capital of $1,000.

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

                   DECEMBER 31, 1996 AND 1995

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)   Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is or will be leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement did not have a material effect on the Partnership's financial statements.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition  of  the  properties.   The  costs   will   be
       allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

(3)  Related Party Transactions -

     On May 31, 1995, the Partnership acquired a 87.7193% interest in an Applebee's restaurant in Montgomery, Alabama. The remaining interest in the property is owned by AEI
     Institutional Net Lease Fund '93, an affiliate of the Partnership. On December 21, 1995, the Partnership acquired a 34.0% interest in a Media Play retail store in Apple Valley, Minnesota. On March 28, 1996, the Partnership acquired a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina. The remaining interests in the Media Play and Garden Ridge stores are owned by AEI Net
     Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. On August 29, 1996, the Partnership acquired a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio. The remaining interest in the property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

     AFM, AEI and AEI Incorporated (AEI Inc.) received the following compensation and reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                        1996            1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                         $   251,392    $   137,271
                                                     ===========    ===========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.        $    27,171    $     6,909
                                                     ===========    ===========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $144,315 and $85,298
  for 1996 and 1995, respectively.                  $   355,817    $    26,514
                                                     ===========    ===========

d.AEI Inc. was the underwriter of the Partnership
  offering.  Robert P. Johnson is the sole stockholder
  of AEI Inc., which is a member of the National
  Association of Securities Dealers, Inc.  AEI Inc.
  received, as underwriting commissions 8% for sale
  of certain subscription Units ($80 per unit sold, of
  which it re-allowed up to $80 per unit to other
  participating broker/dealers).  AEI Inc. also received
  a 2% non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs are
  treated as a reduction of partners' capital.      $ 1,127,354    $ 1,228,981
                                                     ===========    ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

                                             Total Incurred by the Partnership
                                              for the Years Ended December 31

                                                         1996          1995

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                       $   211,471     $   139,300
                                                    ===========     ===========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.      $   194,513      $   347,371
                                                   ===========      ===========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Media Play store discussed below. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's, an additional 15 years for the Champp's restaurant and 25 years for the Garden Ridge store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The  Partnership's properties are commercial,  single-tenant buildings  and  were constructed and acquired  in  1995  and
     1996.   There have been no costs capitalized as improvements
     subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1996 are as follows:

                                    Buildings and                  Accumulated
Property                Land          Equipment        Total       Depreciation

Arby's
 Montgomery, AL      $   328,310    $   425,794     $   754,104    $    26,967

Media Play
 Apple Valley, MN        422,776        991,284       1,414,060         43,787

Garden Ridge
 Pineville, NC         1,181,253      2,463,138       3,644,391         73,894

Champp's
 Columbus, OH            609,172      1,199,708       1,808,880         17,997
                      -----------    -----------     -----------    -----------
                     $ 2,541,511    $ 5,079,924     $ 7,621,435    $   162,645
                      ===========    ===========     ===========    ===========

     On May 31, 1995, the Partnership purchased an 87.7193% interest in an Arby's restaurant in Montgomery, Alabama for $754,104. The property is leased to RTM Gulf Coast, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $77,813. The remaining interest in the property was purchased by AEI Institutional Net Lease Income Fund `93, an affiliate of the Partnership.

     On December 21, 1995, the Partnership purchased a 34.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,414,060. The property was leased to The Musicland Group, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973.

     On August 29, 1996, the Partnership purchased a 67.8% interest in a Champp's Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259.

     In August, 1996, the Partnership entered into an agreement to purchase a Denny's restaurant in Covington, Louisiana. The purchase price will be approximately $1,111,000. The property will be leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $125,000. Through December 31, 1996, the Partnership had advanced $977,875 for the construction of the property and was charging interest on the Note at the rate of 8.0%.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through December 31, 1996, the Partnership had advanced $643,995 for the construction of the property and was charging interest on the Note at the rate of 7.0%.

     The Partnership has incurred net costs of $382,331 relating to the review of potential property acquisitions. Of these costs, $136,605 have been capitalized and allocated to land, building and equipment. The remaining costs of $245,726 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1996.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   666,534
                       1998              656,097
                       1999              657,310
                       2000              658,541
                       2001              659,791
                       Thereafter      9,509,668
                                      -----------
                                     $12,807,941
                                      ===========

     There were no contingent rents recognized in 1996 or 1995.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1996           1995

     Tenants                       Industry

     RTM Gulf Coast, Inc.         Restaurant      $     N/A    $   45,600
     The Musicland Group, Inc.    Retail            411,587           N/A
     Garden Ridge, L.P.           Retail            292,109           N/A
                                                   ---------    ----------

     Aggregate rent revenue of major tenants      $ 703,696    $   45,600
                                                   =========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 83%           92%
                                                   ==========   ==========

(6)  Partners' Capital -

     Cash distributions of $14,044 and $3,932 were made to the General Partners and $1,390,389 and $389,320 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $79.73 and $56.46 per Limited Partnership Unit outstanding using 17,439 and 6,896 weighted average Units in 1996 and 1995, respectively. The distributions represent $51.79 and $15.44 per Unit of Net Income and $27.94 and $41.02 per Unit of return of contributed capital in 1996 and 1995, respectively.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1996, the Partnership has not acquired any Units from Limited Partners.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1996           1995

     Net Income for Financial
      Reporting Purposes                        $  912,232      $  107,532

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                            44,454           2,963

     Capitalized Start-Up Costs
      Under Section 195                            190,838         136,112

     Amortization of Start-Up and
      Organization Costs                           (12,232)         (1,026)
                                                -----------     -----------
           Taxable Income to Partners          $ 1,135,292     $   245,581
                                                ===========     ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                     1996          1995

     Partners' Capital for
      Financial Reporting Purposes              $ 19,534,523   $ 10,286,519

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                              47,417          2,963

     Capitalized Start-Up Costs
      Under Section 195                              329,865        139,027

     Amortization of Start-Up and
      Organization Costs                             (13,258)        (1,026)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes             3,186,033      1,653,174
                                                  -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes            $ 23,084,580   $ 12,080,657
                                                  ===========    ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                       1996                      1995
                             Carrying        Fair       Carrying      Fair
                              Amount         Value       Amount       Value

     Cash                 $       544   $       544   $       501  $       501
     Money Market Funds     5,750,781     5,750,781     4,391,699    4,391,699
     Commercial Paper
      (held to maturity)    4,977,708     4,977,708     1,989,796    1,989,796
     Federal Agency Notes
      (held to maturity)            0             0     1,985,464    1,985,464
                           -----------   -----------   -----------  -----------
       Total Cash and
        Cash Equivalents  $10,729,033   $10,729,033   $ 8,367,460  $ 8,367,460
                           ===========   ===========   ===========  ===========

     The amortized cost basis of the commercial paper and federal agency notes, is not materially different from its carrying amount or fair value.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1997. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. Neither the General Partners nor their affiliates have purchased Limited Partnership Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1996.

Person or Entity                                       Amount Incurred From
  Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                 of Compensation           To December 31, 1996

AEI Incorporated    Selling Commissions equal to          $ 2,356,335
                    8% of proceeds plus a 2%
                    nonaccountable expense allowance,
                    most of which was reallowed to
                    Participating Dealers.

General Partners    Reimbursement at Cost for other       $   892,655
and Affiliates      Organization and Offering Costs.

General Partners    Reimbursement at Cost for all         $   382,331
and Affiliates      Acquisition Expenses

General Partners    1% of Net Cash Flow in any fiscal     $    17,976
                    year until the Limited Partners
                    have received annual, non-cumulative
                    distributions of Net Cash Flow  equal
                    to 10% of their Adjusted Capital
                    Contributions and 10% of any remaining
                    Net Cash Flow in such fiscal year.

General Partners    Reimbursement at Cost for all         $   391,441
and Affiliates      Administrative Expenses attributable
                    to the Fund, including all expenses
                    related to management and disposition
                    of  the Fund's properties and all other
                    transfer agency, reporting, partner
                    relations and  other administrative
                    functions.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                       Amount Incurred From
  Receiving                   Form and Method      Inception (August 31, 1994)
Compensation                  of Compensation           To December 31, 1996

General Partners    1% of distributions of Net            $      0
                    Proceeds of Sale until Limited
                    Partners have received an amount
                    equal to (a) their Adjusted Capital
                    Contributions,  plus (b) an
                    amount equal to 12% of their Adjusted
                    Capital Contributions per annum,
                    cumulative but not compounded,
                    to the extent not previously
                    distributed. 10% of distributions
                    of Net Proceeds of Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

           A.  Exhibits -
                             Description

              3.1    Certificate  of   Limited
                     Partnership  (incorporated by  reference  to
                     Exhibit     3.1    of    the    registrant's
                     Registration  Statement on Form  SB-2  filed
                     with  the  Commission on  October  10,  1994
                     [File No. 33-85076C]).

              3.2    Restated Limited Partnership
                     Agreement  to  the Prospectus  (incorporated
                     by  reference to Exhibit A of Amendment  No.
                     2    of    the   registrant's   Registration
                     Statement  on  Form  SB-2  filed  with   the
                     Commission on January 20, 1995 [File No. 33-
                     85076C]).

             10.1    Form   of   Impoundment
                     Agreement  with Fidelity Bank  (incorporated
                     by   reference  to  Exhibit  10.1   of   the
                     registrant's Registration Statement on  Form
                     SB-2  filed  with the Commission on  October
                     10, 1994 [File No. 33-85076C]).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

            A.   Exhibits -
                               Description

             10.2    Sale and Leaseback Financing
                     Commitment dated April 6, 1995, between  the
                     Partnership   and  RTM  Gulf  Coast,   Inc.,
                     relating  to  the  property  at  2719  Zelda
                     Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 1 to Form SB-2 filed with the Commission on May 12, 1995).

             10.3    Net  Lease Agreement  dated
                     May  31,  1995, between the Partnership  and
                     RTM   Gulf  Coast,  Inc.,  relating  to  the
                     property  at  2719  Zelda Road,  Montgomery,
                     Alabama   (incorporated  by   reference   to
                     Exhibit  A  of  Form  8-K  filed  with   the
                     Commission on June 14, 1995).

             10.4    Net  Lease Agreement  dated
                     December  21,  1995 between the Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited Partnership, AEI Net Lease Income  &
                     Growth  Fund XX Limited Partnership and  The
                     Musicland  Group,  Inc.,  relating  to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference to Exhibit A of Form 8-K filed with the Commission on January 4, 1996).

             10.5    Sale and Leaseback Financing
                     Commitment  dated September 5, 1995  between
                     AEI  Fund  Management,  Inc.  and  Americana
                     Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                     10.4  of Post-Effective Amendment No.  4  to
                     Form SB-2 filed with the Commission on January 16, 1996).

             10.6    Amendment  to  Sale   and
                     Leaseback    Financing   Commitment    dated
                     November   30,   1995   between   AEI   Fund
                     Management,    Inc.,    Americana     Dining
                     Corporation,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership,  and  the  Partnership
                     relating  to the property at 161  E.  Campus
                     View      Boulevard,     Columbus,      Ohio
                     (incorporated by reference to  Exhibit  10.5
                     of  Post-Effective Amendment No. 4  to  Form
                     SB-2  filed  with the Commission on  January
                     16, 1996).

             10.7    Purchase and Sale Agreement
                     dated   January   10,   1996   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund  XIX Limited Partnership, AEI Net Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, and TKCX, LLC relating  to  the
                     Garden  Ridge  store  in  Pineville,   North
                     Carolina   (incorporated  by  reference   to
                     Exhibit  10.6  of  Post-Effective  Amendment
                     No.   4   to   Form  SB-2  filed  with   the
                     Commission on January 16, 1996).


ITEM 13. EXHIBITS AND REPORTS ON  FORM  8-K  AND   8-K/A. (Continued)

           A.   Exhibits -
                                 Description

             10.8    Purchase and Sale/Leaseback
                     Agreement  dated November 16,  1995  between
                     the  Partnership,  AEI Net  Lease  Income  &
                     Growth  Fund  XIX  Limited Partnership,  AEI
                     Net  Lease  Income & Growth Fund XX  Limited
                     Partnership  and The Musicland  Group,  Inc.
                     relating  to the property at 7370  W.  153rd
                     Street,      Apple     Valley,     Minnesota
                     (incorporated by reference to  Exhibit  10.8
                     of Form 10-KSB filed with the Commission on March 15, 1996).

             10.9    Net  Lease Agreement  dated
                     August  2,  1995, between  TKC  X,  LLC  and
                     Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

            10.10    First  Amendment   to
                     Lease  Agreement dated March 1, 1996 between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.2
                     of Form 8-K filed with the Commission on April 10, 1996).

            10.11    Assignment    and
                     Assumption  of  Lease dated March  28,  1996
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &   Growth   Fund   XIX    Limited
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund XX Limited Partnership, and TKC X,  LLC
                     relating  to the property at 11415  Carolina
                     Place  Parkway,  Pineville,  North  Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

            10.12    Net  Lease  Agreement
                     dated   August   29,   1996   between    the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership  and  Americana  Dining
                     Corporation relating to the property at  161
                     E.  Campus  View  Boulevard, Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on September 12, 1996).

            10.13    Construction   Loan
                     Commitment dated March 29, 1996 between  AEI
                     Fund   Management,   Inc.   and   Huntington
                     Restaurants  Group,  Inc.  relating  to  the
                     construction  of  a  Denny's  restaurant  in
                     Covington,   Louisiana   (incorporated    by
                     reference   to   Exhibit  10.11   of   Post-
                     Effective   Amendment  #8   to   Form   SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

ITEM 13. EXHIBITS AND REPORTS  ON  FORM  8-K  AND   8-K/A. (Continued)

          A.   Exhibits -
                            Description

             10.14   Purchase and Leaseback
                     Commitment dated March 29, 1996 between  AEI
                     Fund   Management,   Inc.   and   Huntington
                     Restaurants  Group,  Inc.  relating  to  the
                     sale  and  leaseback of a Denny's restaurant
                     in  Covington,  Louisiana  (incorporated  by
                     reference   to   Exhibit  10.12   of   Post-
                     Effective   Amendment  #8   to   Form   SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

             10.15   Assignment     of
                     Construction  Loan Commitment and  Sale  and
                     Leaseback Financing Commitment dated  August
                     8,  1996,  concerning those  documents  with
                     Huntington Restaurants Group, Inc.  and  AEI
                     Fund  Management, Inc., to the  Partnership,
                     relating  to  the sale and  leaseback  of  a
                     Denny's  restaurant in Covington,  Louisiana
                     (incorporated by reference to Exhibit  10.13
                     of  Post-Effective Amendment #8 to Form SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

             10.16   Construction   Loan
                     Commitment  dated June 28, 1996 between  AEI
                     Fund   Management, Inc. and  Caribou  Coffee
                     Company,  Inc. relating to the  construction
                     of  a Caribou Coffee store at East Boulevard
                     and   Garden  Terrace  in  Charlotte,  North
                     Carolina   (incorporated  by  reference   to
                     Exhibit  10.14  of Post-Effective  Amendment
                     #8   to  Form  SB-2  Registration  Statement
                     filed  with  the Commission  on  August  14,
                     1996).

             10.17   Sale  and  Leaseback
                     Financing  Commitment dated  June  28,  1996
                     between   AEI  Fund  Management,  Inc.   and
                     Caribou  Coffee  Company, Inc.  relating  to
                     the  sale and leaseback of a Caribou  Coffee
                     store  at East Boulevard and Garden  Terrace
                     in  Charlotte,  North Carolina (incorporated
                     by  reference  to  Exhibit  10.15  of  Post-
                     Effective   Amendment  #8   to   Form   SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

             10.18   Assignment     of
                     Construction  Loan Commitment and  Sale  and
                     Leaseback Financing Commitment dated  August
                     8,  1996,  concerning those  documents  with
                     Caribou   Coffee   store   and   AEI    Fund
                     Management,   Inc.   to   the   Partnership,
                     relating  to  the sale and  leaseback  of  a
                     Caribou  Coffee store at East Boulevard  and
                     Garden  Terrace in Charlotte, North Carolina
                     (incorporated by reference to Exhibit  10.16
                     of  Post-Effective Amendment #8 to Form SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

ITEM 13. EXHIBITS AND REPORTS ON FORM  8-K  AND   8-K/A. (Continued)

          A.   Exhibits -
                              Description

             10.19   Surrender     and
                     Termination   of   Lease   Agreement   dated
                     November  22,  1996 between the Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited Partnership, AEI Net Lease Income  &
                     Growth  Fund XX Limited Partnership and  The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley, Minnesota.

                27   Financial Data Schedule for
                     year ended December 31, 1996.

          B.   Reports on Form 8-K - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AEI INCOME & GROWTH FUND XXI
                       Limited Partnership
                       By: AEI Fund Management XXI, Inc.
                       Its Managing General Partner



March 6, 1997          By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                        Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)   March 6, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer       March 6, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)