Form 10QSB
period 1997-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1997-05-15
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

           Income

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 9,413,611     $10,729,033
  Receivables                                           40,272          41,672
                                                    -----------     -----------
      Total Current Assets                           9,453,883      10,770,705
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,095,968       2,541,511
  Buildings and Equipment                            5,836,545       5,079,924
  Construction in Progress                             159,853               0
  Construction Advances                                643,688       1,621,870
  Property Acquisition Costs                           286,775         245,726
  Accumulated Depreciation                            (216,975)       (162,645)
                                                    -----------     -----------
      Net Investments in Real Estate                10,805,854       9,326,386
                                                    -----------     -----------
            Total  Assets                          $20,259,737     $20,097,091
                                                    ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    82,526     $   132,900
  Distributions Payable                                478,335         429,668
  Unearned Rent                                         47,936               0
                                                    -----------     -----------
      Total Current Liabilities                        608,797         562,568
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (12,363)         (9,754)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 24,000 and 23,563
   Units issued and outstanding in 1997 and
   1996, respectively                               19,663,303      19,544,277
                                                    -----------     -----------
     Total Partners' Capital                        19,650,940      19,534,523
                                                    -----------     -----------
       Total Liabilities and Partners' Capital     $20,259,737     $20,097,091
                                                    ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1997           1996

INCOME:
   Rent                                            $   184,159    $    58,478
   Investment Income                                   165,451        117,857
                                                    -----------    -----------
        Total Income                                   349,610        176,335
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              51,705         58,242
   Partnership Administration and Property
      Management - Unrelated Parties                    22,615          7,834
   Depreciation                                         54,330         14,766
                                                    -----------    -----------
        Total Expenses                                 128,650         80,842
                                                    -----------    -----------

NET INCOME                                         $   220,960    $    95,493
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $     2,210    $       955
   Limited Partners                                    218,750         94,538
                                                    -----------    -----------
                                                   $   220,960    $    95,493
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,854 and 13,228 weighted average Units
 outstanding  in 1997 and 1996, respectively)      $      9.17    $      7.15
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.
</PAGE

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   220,960   $    95,493

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        54,330        14,766
     (Increase) Decrease in Receivables                   1,400       (68,959)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (50,374)        9,790
     Increase in Unearned Rent                           47,936             0
                                                     -----------   -----------
        Total Adjustments                                53,292       (44,403)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            274,252        51,090
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                     (1,533,798)   (3,563,427)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners          436,651     2,812,724
   Organization and Syndication Costs                   (59,286)     (352,120)
   Increase in Distributions Payable                     48,667        63,875
   Distributions to Partners                           (481,908)     (266,144)
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                            (55,876)    2,258,335
                                                     -----------   -----------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                              (1,315,422)   (1,254,002)

CASH AND CASH EQUIVALENTS,
beginning of period                                  10,729,033     8,367,460
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS,
end of period                                       $ 9,413,611   $ 7,113,458
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995 $  (4,832)   $10,291,351   $10,286,519    12,289.81

  Capital Contributions            0      2,812,724     2,812,724     2,812.72

  Organization and
     Syndication Costs             0       (352,120)     (352,120)

  Distributions               (2,662)      (263,482)     (266,144)

  Net Income                     955         94,538        95,493
                            ---------    -----------   -----------  -----------
BALANCE, March 31, 1996    $  (6,539)   $12,583,011   $12,576,472    15,102.53
                            =========    ===========   ===========  ===========


BALANCE, December 31, 1996 $  (9,754)   $19,544,277   $19,534,523    23,563.35

  Capital Contributions            0        436,651       436,651       436.65

  Organization and
     Syndication Costs             0        (59,286)      (59,286)

  Distributions               (4,819)      (477,089)     (481,908)

  Net Income                   2,210        218,750       220,960
                            ---------    -----------   -----------  -----------
BALANCE, March 31, 1997    $ (12,363)   $19,663,303   $19,650,940    24,000.00
                            =========    ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's restaurant, an additional 15 years for the Champps Americana and Denny's restaurants, and an additional 25 years for the Garden Ridge store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at March 31, 1997 are as follows:

                                      Buildings and               Accumulated
Property                     Land       Equipment       Total     Depreciation

Arby's
   Montgomery, AL      $   328,310   $   425,794    $   754,104    $   31,225

Media Play
   Apple Valley, MN        422,776       991,284      1,414,060        54,295

Garden Ridge
   Pineville, NC         1,181,253     2,463,138      3,644,391        98,525

Champps Americana
   Columbus, OH            609,172     1,199,708      1,808,880        31,495

Denny's
   Covington, LA           522,158       756,621      1,278,779         1,435

Champps Americana
   San Antonio, TX       1,032,299             0      1,032,299             0
                        -----------   -----------    -----------   -----------
                       $ 4,095,968   $ 5,836,545    $ 9,932,513   $   216,975
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

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

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

     On August 29, 1996, the Partnership purchased a 67.8% interest in a Champps Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.

     On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,278,779. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for approximately $876,000. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $67,000. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     In  August, 1996, the Partnership entered into an  agreement to purchase a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through March 31, 1997, the Partnership had advanced $643,688 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective March 7, 1997, the Partnership began charging interest on the Note at the rate of 11.5%.

     The Partnership has incurred net costs of $446,670 relating to the review of potential property acquisitions. Of these costs, $159,895 have been capitalized and allocated to land, building and equipment. The remaining costs of $286,775 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $184,159 and $58,478, respectively. During the same periods, the Partnership also earned $165,451 and $117,857, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 47% and 67%, respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $51,705 and $58,242, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,615 and $7,834, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of March 31, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,308,276.

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

        On August 29, 1996, the Partnership purchased a 67.8% interest in a Champps Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. The Partnership also entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,278,779. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

        On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for approximately $876,000. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $67,000. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

       In August, 1996, the Partnership entered into an agreement to purchase a 93.1% interest in a Caribou Coffee store in
Charlotte, North Carolina. The purchase price will be approximately $1,274,000. The property will be leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through March 31, 1997, the Partnership had advanced $643,688 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective March 7, 1997, the Partnership began charging interest on the Note at the rate of 11.5%.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of March 31, 1997, the Partnership has not acquired any Units from Limited Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Until capital is invested in properties, the Partnership will remain extremely liquid. At March 31, 1997, $9,453,883 or 47% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

         10.1   Development   Financing   Agreement
                dated   April   21,   1997   between   the
                Partnership,  AEI  Net  Lease   Income   &
                Growth  Fund  XX Limited Partnership,  Net
                Lease  Income  & Growth Fund 84-A  Limited
                Partnership  and  Champps Americana,  Inc.
                relating  to  the  property  at  955  Golf
                Road, Schaumburg, Illinois.

         10.2   Net Lease Agreement dated April  21,
                1997  between  the  Partnership,  AEI  Net
                Lease  Income  &  Growth Fund  XX  Limited
                Partnership,  Net Lease  Income  &  Growth
                Fund  84-A Limited Partnership and Champps
                Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois.

          27    Financial Data Schedule  for  period
                ended March 31, 1997.

          b.    Reports filed on Form  8-K  -
                During the quarter ended March  31,
                1997, the Partnership filed a  Form
                8-K,    dated   March   25,   1997,
                reporting the acquisition  of  land
                in   San  Antonio,  Texas  and  the
                acquisition of a Denny's restaurant
                in Covington, Louisiana.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P Johnson
                                       Robert P. Johnson
                                       President
                                       (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)