Form 10QSB
period 1997-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1997-08-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

                Commission file number:  0-29274


           AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1789725
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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 7,852,111      $10,729,033
  Receivables                                          95,464           41,672
                                                   -----------      -----------
      Total Current Assets                          7,947,575       10,770,705
                                                   -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,972,461        2,541,511
  Buildings and Equipment                           5,836,699        5,079,924
  Construction in Progress                            481,881                0
  Construction Advances                               643,688        1,621,870
  Property Acquisition Costs                          322,919          245,726
  Accumulated Depreciation                           (278,482)        (162,645)
                                                   -----------      -----------
      Net Investments in Real Estate               11,979,166        9,326,386
                                                   -----------      -----------
            Total Assets                          $19,926,741      $20,097,091
                                                   ===========      ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    34,284      $   132,900
  Distributions Payable                               481,275          429,668
  Unearned Rent                                        31,998                0
                                                   -----------      -----------
      Total Current Liabilities                       547,557          562,568
                                                   -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (15,095)          (9,754)
  Limited Partners, $1,000 Unit Value;
  24,000 Units authorized; 24,000 and 23,563
  Units issued and outstanding in 1997 and
  1996, respectively                               19,394,279       19,544,277
                                                   -----------      -----------
      Total Partners' Capital                      19,379,184       19,534,523
                                                   -----------      -----------
       Total Liabilities and Partners' Capital    $19,926,741      $20,097,091
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                    Three Months Ended      Six Months Ended
                                 6/30/97        6/30/96   6/30/97     6/30/96

INCOME:
   Rent                        $  232,114   $  150,441  $  416,273  $  208,919
   Investment Income              133,677      104,079     299,128     221,936
                                ----------   ----------  ----------  ----------
        Total Income              365,791      254,520     715,401     430,855
                                ----------   ----------  ----------  ----------

EXPENSES:
   Partnership Administration -
    Affiliates                     62,568       48,553     114,273     106,795
   Partnership Administration
    and Property Management -
    Unrelated Parties              30,041        9,153      52,656      16,987
   Depreciation                    61,507       38,944     115,837      53,710
                                ----------   ----------  ----------  ----------
        Total Expenses            154,116       96,650     282,766     177,492
                                ----------   ----------  ----------  ----------

NET INCOME                     $  211,675   $  157,870  $  432,635  $  253,363
                                ==========   ==========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $    2,116   $    1,579  $    4,326  $    2,534
   Limited Partners               209,559      156,291     428,309     250,829
                                ----------   ----------  ----------  ----------
                               $  211,675   $  157,870  $  432,635  $  253,363
                                ==========   ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (24,000, 16,124, 23,928 and
   14,676 weighted average
   Units outstanding for the
   periods, respectively)      $     8.73   $     9.69  $    17.90  $    17.09
                                ==========   ==========  ==========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   432,635      $   253,363

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     115,837           53,710
     (Increase) Decrease in Receivables               (53,792)           3,716
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (98,616)          36,356
     Increase in Unearned Rent                         31,998           31,998
                                                   -----------      -----------
        Total Adjustments                              (4,573)         125,780
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                          428,062          379,143
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in Real Estate                   (2,768,617)      (3,645,367)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners        436,651        5,585,526
   Organization and Syndication Costs                 (57,869)        (772,076)
   Increase in Distributions Payable                   51,607          122,205
   Distributions to Partners                         (966,756)        (590,818)
                                                   -----------      ----------
        Net Cash Provided By (Used For)
        Financing Activities                         (536,367)       4,344,837
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (2,876,922)       1,078,613

CASH AND CASH EQUIVALENTS, beginning of period     10,729,033        8,367,460
                                                   -----------      ----------

CASH AND CASH EQUIVALENTS, end of period          $ 7,852,111      $ 9,446,073
                                                   ===========      ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (4,832)   $10,291,351  $10,286,519    12,289.81

  Capital Contributions             0      5,585,526    5,585,526     5,585.52

  Organization and
    Syndication Costs               0       (772,076)    (772,076)

  Distributions                (5,908)      (584,910)    (590,818)

  Net Income                    2,534        250,829      253,363
                             ---------    -----------  -----------  -----------
BALANCE, June 30, 1996      $  (8,206)   $14,770,720  $14,762,514    17,875.33
                             =========    ===========  ===========  ===========


BALANCE, December 31, 1996  $  (9,754)   $19,544,277  $19,534,523    23,563.35

  Capital Contributions             0        436,651      436,651       436.65

  Organization and
    Syndication Costs               0        (57,869)     (57,869)

  Distributions                (9,667)      (957,089)    (966,756)

  Net Income                    4,326        428,309      432,635
                             ---------    -----------   -----------  ----------
BALANCE, June 30, 1997      $ (15,095)   $19,394,279   $19,379,184   24,000.00
                             =========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1997 are as follows:

                                        Buildings and             Accumulated
Property                       Land       Equipment      Total    Depreciation

Arby's
   Montgomery, AL        $  328,310     $  425,794    $  754,104    $   35,483

Media Play
   Apple Valley, MN         422,776        991,284     1,414,060        64,804

Garden Ridge
   Pineville, NC          1,181,253      2,463,138     3,644,391       123,157

Champps Americana
   Columbus, OH             609,172      1,199,708     1,808,880        44,992

Denny's
   Covington, LA            522,264        756,775     1,279,039        10,046

Champps Americana
   San Antonio, TX        1,032,299              0     1,032,299             0

Champps Americana
   Schaumburg, Illinois     876,387              0       876,387             0
                         -----------     -----------  -----------   -----------
                        $ 4,972,461     $5,836,699   $10,809,160   $   278,482
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

     On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1997, the Partnership had advanced $242,612 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.

     On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,279,039. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for approximately $1,074,000. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $75,000. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

     On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for approximately $1,273,000. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through June 30, 1997, the Partnership had advanced $643,688 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective March 7, 1997, the Partnership began charging interest on the Note at the rate of 11.5%. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

     The Partnership has incurred net costs of $483,074 relating to the review of potential property acquisitions. Of these costs, $160,155 have been capitalized and allocated to land, building and equipment. The remaining costs of $322,919 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $416,273 and $208,919, respectively. During the same periods, the Partnership earned $299,128 and $221,936, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 42% and 52%, respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

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

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $114,273 and $106,795, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,656 and $16,987, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,306,859.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. The Partnership also entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1997, the Partnership had advanced $242,612 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,279,039. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

        On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for approximately $1,074,000. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $75,000. The Partnership also entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the contruction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

        On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for approximately $1,273,000. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of approximately $146,000. Through June 30, 1997, the Partnership had advanced $643,688 for the construction of the property and was charging interest on the Note at the rate of 7.0%. Effective March 7, 1997, the Partnership began charging interest on the Note at the rate of 11.5%. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of June 30, 1997, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At June 30, 1997, $7,910,385 or 40% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                             Description

           10.1   Development   Financing   Agreement
                  dated    July   8,   1997   between    the
                  Partnership  and  Champps Americana,  Inc.
                  relating   to   the  property   at   19470
                  Haggerty Road, Livonia, Michigan.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

        a. Exhibits -
                             Description

            10.2  Net  Lease  Agreement  dated  July8,
                  1997  between the Partnership and  Champps
                  Americana,  Inc. relating to the  property
                  at    19470    Haggerty   Road,   Livonia,
                  Michigan.

            10.3  Net  Lease Agreement dated July  31,
                  1997  between the Partnership and  Caribou
                  Coffee  Company,  Inc.  relating  to   the
                  property  at  East  Boulevard  and  Garden
                  Terrace, Charlotte, North Carolina.

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

         b. Reports filed on Form  8-K  -None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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