Form 10QSB
period 1997-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1997-11-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX



PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                    1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents                    $  4,726,867      $ 10,729,033
  Receivables                                       125,589            41,672
                                                ------------      ------------
      Total Current Assets                        4,852,456        10,770,705
                                                ------------      ------------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,674,998         2,541,511
  Buildings and Equipment                         6,304,833         5,079,924
  Construction in Progress                        1,986,803                 0
  Construction Advances                                   0         1,621,870
  Property Acquisition Costs                        292,562           245,726
  Accumulated Depreciation                         (338,122)         (162,645)
                                                ------------      ------------
      Net Investments in Real Estate             14,921,074         9,326,386
                                                ------------      ------------
            Total Assets                       $ 19,773,530      $ 20,097,091
                                                ============      ============


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     71,084      $    132,900
  Distributions Payable                             481,275           429,668
  Unearned Rent                                      55,971                 0
                                                ------------      ------------
      Total Current Liabilities                     608,330           562,568
                                                ------------      ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (17,235)           (9,754)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 24,000 and 23,563
   Units issued and outstanding in 1997 and
   1996, respectively                            19,182,435        19,544,277
                                                ------------      ------------
    Total Partners' Capital                      19,165,200        19,534,523
                                                ------------      -----------
      Total Liabilities and Partners' Capital  $ 19,773,530      $ 20,097,091
                                                ============      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended        Nine Months Ended
                              9/30/97        9/30/96    9/30/97        9/30/96

INCOME:
   Rent                    $  282,333     $  168,116   $  698,606   $  377,035
   Investment Income          100,539        126,602      399,667      348,538
                            ----------     ----------   ----------   ----------
        Total Income          382,872        294,718    1,098,273      725,573
                            ----------     ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                 58,760         80,814      173,033      187,609
   Partnership Administration
    and Property Management -
    Unrelated Parties          30,073          2,664       82,729       19,651
   Depreciation                65,756         43,360      181,593       97,070
                            ----------     ----------   ----------   ----------
        Total Expenses        154,589        126,838      437,355      304,330
                            ----------     ----------   ----------   ----------

OPERATING INCOME              228,283        167,880      660,918      421,243

GAIN ON SALE OF REAL ESTATE    42,582              0       42,582            0
                            ----------     ----------   ----------   ----------

NET INCOME                 $  270,865     $  167,880   $  703,500   $  421,243
                            ==========     ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    2,709     $    1,678   $    7,035   $    4,212
   Limited Partners           268,156        166,202      696,465      417,031
                            ----------     ----------   ----------   ----------
                           $  270,865     $  167,880   $  703,500   $  421,243
                            ==========     ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (24,000, 18,870, 23,952 and
  16,084 weighted average Units
  outstanding for the periods,
  respectively)            $    11.17     $    8.81    $   29.08    $    25.93
                            ==========     ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   703,500    $   421,243

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     181,593        97,070
     Gain on Sale of Real Estate                      (42,582)            0
     Increase in Receivables                          (83,917)      (24,758)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (61,816)       67,452
     Increase in Unearned Rent                         55,971        31,998
                                                   -----------   -----------
        Total Adjustments                              49,249       171,762
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                          752,749       593,005
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (5,959,321)   (6,694,293)
   Proceeds from Sale of Real Estate                  225,622             0
                                                   -----------   -----------
        Net Cash Used For
        Investing Activities                       (5,733,699)   (6,694,293)
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners        436,651     8,202,697
   Organization and Syndication Costs                 (57,869)   (1,115,818)
   Increase in Distributions Payable                   51,607       178,171
   Distributions to Partners                       (1,451,605)     (971,458)
                                                   -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                       (1,021,216)    6,293,592
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (6,002,166)      192,304

CASH AND CASH EQUIVALENTS, beginning of period     10,729,033     8,367,460
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS, end of period          $ 4,726,867   $ 8,559,764
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995     $ (4,832)   $10,291,351  $10,286,519   12,289.81

  Capital Contributions               0      8,202,697    8,202,697    8,202.69

  Organization and
   Syndication Costs                  0     (1,115,818)  (1,115,818)

  Distributions                  (9,714)      (961,744)    (971,458)

  Net Income                      4,212        417,031      421,243
                               ---------    -----------  -----------  ---------
BALANCE, September 30, 1996   $ (10,334)   $16,833,517  $16,823,183   20,492.50
                               =========    ===========  ===========  =========


BALANCE, December 31, 1996    $  (9,754)   $19,544,277  $19,534,523   23,563.35

  Capital Contributions               0        436,651      436,651      436.65

  Organization and
   Syndication Costs                  0        (57,869)     (57,869)

  Distributions                 (14,516)    (1,437,089)  (1,451,605)

  Net Income                      7,035        696,465      703,500
                               ---------    -----------  -----------  ---------
BALANCE, September 30, 1997   $ (17,235)   $19,182,435  $19,165,200   24,000.00
                               =========    ===========  ===========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General PartnersO capital contributions.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except Caribou Coffee, which is 18 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Caribou Coffee restaurants, an additional 15 years for the Champps Americana and Denny's restaurants, and an additional 25 years for the Garden Ridge store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1997 are as follows:

                                     Buildings and                Accumulated
Property                   Land        Equipment       Total      Depreciation

Arby's
 Montgomery, AL       $   328,310   $   425,794    $   754,104    $   39,741
Media Play
 Apple Valley, MN         422,776       991,284      1,414,060        75,313
Garden Ridge
 Pineville, NC          1,181,253     2,463,138      3,644,391       147,788
Champps Americana
 Columbus, OH             545,470     1,074,254      1,619,724        52,374
Denny's
 Covington, LA            522,264       756,775      1,279,039        18,656
Caribou Coffee
 Charlotte, NC            691,855       593,588      1,285,443         4,250
Champps Americana
 San Antonio, TX        1,032,299             0      1,032,299             0
Champps Americana
 Schaumburg, IL           876,387             0        876,387             0
Champps Americana
 Livonia, MI            1,074,384             0      1,074,384             0
                       -----------   -----------    -----------   -----------
                      $ 6,674,998   $ 6,304,833    $12,979,831   $   338,122
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

     On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. Effective September 9, 1997, the annual rent was increased to $128,156. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $1,172,890 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective September 9, 1997, the Partnership began charging interest on the Note at the rate of 10.75%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.


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

     On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $212,034 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XX Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $362,611 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

     On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,285,443. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

     The Partnership has incurred net costs of $464,785 relating to the review of potential property acquisitions. Of these costs, $172,223 have been capitalized and allocated to land, building and equipment. The remaining costs of $292,562 have been capitalized and will be allocated to property acquisitions in future periods.

     On September 30, 1997, the Partnership sold a 7.0899% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $225,622 which resulted in a net gain of $42,582. The total cost and related accumulated depreciation of the interest sold was $189,156 and $6,116, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 1997, the Partnership distributed net sale proceeds of $190,810 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.87 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $698,606 and $377,035, respectively. During the same periods, the Partnership earned $399,667 and $348,538, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 36% and 48%, respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota has recently experienced financial difficulties and has aggressively been restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property. In 1997, the Partnership received $93,058 less in rent than in 1996 from Media Play.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $173,033 and $187,609, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $82,729 and $19,651, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        The Partnership's primary sources of cash are proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of units, the organization of the Partnership, the management of properties, the administration of the Partnership, and the payment of distributions.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. Effective September 9, 1997, the annual rent was increased to $128,156. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $1,172,890 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective September 9, 1997, the Partnership began charging interest on the Note at the rate of 10.75%. The total purchase price, including the cost of the land, will be approximately $2,804,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $300,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,279,039. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

        On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the
Partnership had advanced $212,034 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $2,128,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $229,000. The remaining interests in the property are owned by AEI Income & Growth Fund XX Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. The Partnership also entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 1997, the Partnership had advanced $362,611 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

        On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,285,443. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93, an affiliate of the Partnership.

        On September 30, 1997, the Partnership sold a 7.0899% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $225,622 which resulted in a net gain of $42,582. The total cost and related accumulated depreciation of the interest sold was $189,156 and $6,116, respectively.

        During the first nine months of 1997, the Partnership distributed net sale proceeds of $190,810 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.87 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

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

        On October 1, 1997, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At September 30, 1997, $4,756,838 or 24% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         10.1  Purchase  Agreement dated  September
               16,   1997  between  the  Partnership  and
               Richard J. Abbott and Marjory T. Abbott relating to the property at 161 E. Campus
               View Boulevard, Columbus, Ohio.

         27    Financial Data Schedule  for  period
               ended September 30, 1997.

         b.    Reports filed on Form  8-K  -
               None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 4, 1997      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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