Form 10KSB
period 1997-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1998-03-27
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

The Issuer's revenues for year ended December 31, 1997 were $1,513,094.

As of February 28, 1998, there were 23,794.57 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,794,570.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 1997 from subscription proceeds, the Partnership had purchased nine properties including partial interests in six properties, at a total cost of $16,401,184. The properties are commercial, single tenant buildings leased under triple net leases. The Partnership is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 18 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

        On May 31, 1995, the Partnership purchased an 87.7193% interest in an Arby's restaurant in Montgomery, Alabama for $754,104. The property is leased to RTM Gulf Coast, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $77,813. The remaining interest in the property was purchased by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership.

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

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $748,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $580,200 was recognized, which is the difference between the book value at December 31, 1997 of $1,328,200 and the estimated market value of $748,000. The charge was recorded against the cost of the land, building and equipment.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. Effective September 9, 1997, the annual rent was increased to $128,156. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective September 9, 1997, the interest rate was increased to 10.75%. On December 23, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $296,023. Total acquisition costs, including the cost of the land, were $2,833,357.

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,949. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

        On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. Effective October 17, 1997, the annual rent was increased to $102,749. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $236,479. The Partnership's share of the total acquisition costs, including the cost of the land, was $2,256,462. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $1,078,108 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

        On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,310,598. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership.

       During 1997, the Partnership sold 16.0799% of its interest in the Champps Americana restaurant in Columbus, Ohio, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $520,790 which resulted in a total net gain of $106,551. The total cost and related accumulated depreciation of the interests sold was $429,006 and $14,767, respectively.

        Subsequent to December 31, 1997, the Partnership sold an additional 12.0528% of its interest in the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $407,000 which resulted in a net gain of approximately $98,000.

Major Tenants

        During 1997, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 85% of the Partnership's total rental revenue in 1997. It is anticipated that, based on minimum rental payments required under the leases, only Garden Ridge L.P. and the Champps Americana Group will contribute more than ten percent of the Partnership's rental income in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                               Total Property
                      Purchase   Acquisition           Annual Lease Annual Rent
Property                Date       Costs      Lessee     Payment   Per Sq. Ft.

Arby's Restaurant
 Montgomery, AL                             RTM Gulf
 (87.7193%)            5/31/95 $  754,104   Coast, Inc.    $ 80,164   $ 30.82

Media Play Retail Store
 Apple Valley, MN
 (34.0%)              12/21/95 $1,414,060     <F1>

Garden Ridge Retail Store
 Pineville, NC                               Garden
 (40.75%)              3/28/96 $3,644,391  Ridge, L.P.     $383,973   $  6.67

Champps
 Americana Restaurant                      Americana
 Columbus, OH                              Dining
 (51.7201%)            8/29/96 $1,379,874  Corporation     $145,898   $ 34.53

                                           Huntington
Denny's Restaurant                         Restaurants
 Covington, LA         3/19/97 $1,304,948  Group, Inc.     $141,243   $ 28.94

Caribou Coffee Store
 Charlotte, NC                             Caribou Coffee
 (93.1%)               7/31/97 $1,310,598  Company, Inc.   $146,438   $ 35.66

Champps                                       Champps
 Americana Restaurant                      Entertainment
 San Antonio, TX      12/23/97 $2,833,357  of Texas, Inc.  $296,023   $ 34.10

Champps
 Americana Restaurant
 Schaumburg, IL                               Champps
 (49.6%)              12/31/97 $2,256,462  Americana, Inc. $236,479   $ 42.73

Champps
 Americana Restaurant
 Livonia, MI                                  Champps
 (land only)<F2>        7/8/97 $1,074,384  Americana, Inc. $ 75,207   $   .72


<F1> The  property was vacated on January 31, 1997 and listed for sale or lease.
<F2> Restaurant is under construction as of December 31, 1997.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Arby's and Caribou Coffee store are owned by AEI Institutional Net Lease Fund '93 Limited Partnership. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net
Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Champps Americana restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interest in the Champps
Americana restaurant in Schaumburg, Illinois is owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are 20 years except for the Caribou Coffee store, which is 18 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Caribou Coffee, an additional 15 years for the Champps and Denny's, and an additional 25 years for the Garden Ridge retail store.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through  December  31,  1997, all  properties  were  100%
occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 1,313 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1997, three Limited Partners redeemed a total  of
171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The redemptions increase the remaining
Limited Partners' ownership interest in the Partnership.

       Cash distributions of $17,788 and $14,044 were made to the General Partners and $1,761,087 and $1,390,389 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $348,489 of proceeds from property sales in 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $1,005,113 and $847,484, respectively. During the same periods, the Partnership also earned $507,981 and $494,269, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper, federal agency notes and construction and development advances. This investment income constituted 34% and 37%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property. In 1997, the Partnership received $127,955 less in base rent than in 1996 from Media Play.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $748,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $580,200 was recognized, which is the difference between the book value at December 31, 1997 of $1,328,200 and the estimated market value of $748,000. The charge was recorded against the cost of the land, building and equipment.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $233,717 and $251,392, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $115,217 and $27,171, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1997, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

         Until the offering of Units was completed, the Partnership's primary source of cash flow was from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From February 1, 1995 to April 14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,277,000.

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

        The Partnership Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the Partnership is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Partnership's available cash flow. This use of cash flow for investing activities was partially offset by proceeds from the sale of property.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. Effective September 9, 1997, the annual rent was increased to $128,156. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective September 9, 1997, the interest rate was increased to 10.75%. On December 23, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $296,023. Total acquisition costs, including the cost of the land, were $2,833,357.

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,949. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

        On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. Effective October 17, 1997, the annual rent was increased to $102,749. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $236,479. The Partnership's share of the total acquisition costs, including the cost of the land, was $2,256,462. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $1,078,108 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

        On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,310,598. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership.

       During 1997, the Partnership sold 16.0799% of its interest in the Champps Americana restaurant in Columbus, Ohio, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $520,790 which resulted in a total net gain of $106,551. The total cost and related accumulated depreciation of the interests sold was $429,006 and $14,767, respectively.

        Subsequent to December 31, 1997, the Partnership sold an additional 12.0528% of its interest in the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $407,000 which resulted in a net gain of approximately $98,000.

       During 1997, the Partnership distributed net sale proceeds of $352,009 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $14.57 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  1997, three Limited Partners redeemed a total  of
171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Until capital is invested in properties, the Partnership will remain liquid. At December 31, 1997, $2,537,636 or 13% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

These and other risks to which the Partnership may be subject are discussed in more detail in Exhibit 99 to this Form 10-KSB.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 1997 and 1996, and the results of its income and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
February  4, 1998                  Boulay, Heutmaker,  Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,506,790      $10,729,033
  Receivables                                        162,677           41,672
                                                  -----------      -----------
      Total Current Assets                         2,669,467       10,770,705
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,612,866        2,541,511
  Buildings and Equipment                          8,779,112        5,079,924
  Construction in Progress                         1,078,108        1,621,870
  Property Acquisition Costs                          88,696          245,726
  Accumulated Depreciation                          (399,150)        (162,645)
                                                  -----------      -----------
      Net Investments in Real Estate              16,159,632        9,326,386
                                                  -----------      -----------
           Total Assets                          $18,829,099      $20,097,091
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    56,307      $   132,900
  Distributions Payable                              324,841          429,668
                                                  -----------      -----------

      Total Current Liabilities                      381,148          562,568
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (24,706)          (9,754)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 and 23,563 Units outstanding
   in 1997 and 1996, respectively                 18,472,657       19,544,277
                                                  -----------      -----------
     Total Partners' Capital                      18,447,951       19,534,523
                                                  -----------      -----------
       Total Liabilities and Partners' Capital   $18,829,099      $20,097,091
                                                  ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1997            1996

INCOME:
  Rent                                            $ 1,005,113     $   847,484
  Investment Income                                   507,981         494,269
                                                   -----------     -----------
      Total Income                                  1,513,094       1,341,753
                                                   -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates             233,717         251,392
  Partnership Administration and Property
     Management - Unrelated Parties                   115,217          27,171
  Depreciation                                        251,272         150,958
  Real Estate Impairment                              580,200               0
                                                   -----------     -----------
      Total Expenses                                1,180,406         429,521
                                                   -----------     -----------

OPERATING INCOME                                      332,688         912,232

GAIN ON SALE OF REAL ESTATE                           106,551               0
                                                   -----------     -----------
NET INCOME                                        $   439,239     $   912,232
                                                   ===========     ===========

NET INCOME ALLOCATED:
  General Partners                                $     4,392     $     9,122
  Limited Partners                                    434,847         903,110
                                                   -----------     -----------
                                                  $   439,239     $   912,232
                                                   ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,921 and 17,439 weighted average Units
 outstanding in 1997 and 1996, respectively)      $     18.18     $     51.79
                                                   ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   439,239    $   912,232

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      251,272        150,958
     Real Estate Impairment                            580,200              0
     Gain on Sale of Real Estate                      (106,551)             0
     Increase in Receivables                          (121,005)       (26,361)
     (Decrease) Increase in Payable to
         AEI Fund Management, Inc.                     (76,593)        62,095
                                                    -----------    -----------
       Total Adjustments                               527,323        186,692
                                                    -----------    -----------
       Net Cash Provided By
           Operating Activities                        966,562      1,098,924
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (8,078,957)    (7,302,962)
  Proceeds from Sale of Real Estate                    520,790              0
                                                    -----------    -----------
       Net Cash Used For
           Investing Activities                     (7,558,167)    (7,302,962)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners          436,651     11,273,543
  Organization and Syndication Costs                   (28,010)    (1,533,338)
  Increase (Decrease) in Distributions Payable        (104,827)       229,839
  Distributions to Partners                         (1,778,875)    (1,404,433)
  Redemption Payments                                 (155,577)             0
                                                    -----------    -----------
       Net Cash Provided By (Used For)
           Financing Activities                     (1,630,638)     8,565,611
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (8,222,243)     2,361,573

CASH AND CASH EQUIVALENTS, beginning of period      10,729,033      8,367,460
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,506,790    $10,729,033
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1995  $ (4,832)   $10,291,351  $10,286,519    12,289.81

  Capital Contributions            0     11,273,543   11,273,543    11,273.54

  Organization & Syndication
    Costs                          0     (1,533,338)  (1,533,338)

  Distributions              (14,044)    (1,390,389)  (1,404,433)

  Net Income                   9,122        903,110      912,232
                            ---------    -----------  -----------  -----------
BALANCE, December 31, 1996    (9,754)    19,544,277   19,534,523    23,563.35

  Capital Contributions            0        436,651      436,651       436.65

  Organization & Syndication
   Costs                           0        (28,010)     (28,010)

  Distributions              (17,788)    (1,761,087)  (1,778,875)

  Redemption Payments         (1,556)      (154,021)    (155,577)     (171.13)

  Net Income                   4,392        434,847      439,239
                            ---------    -----------  -----------  -----------
BALANCE, December 31, 1997 $ (24,706)   $18,472,657  $18,447,951    23,828.87
                            =========    ===========  ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 87.7193% interest in an Arby's restaurant and a 93.1% interest in a Caribou Coffee store. The remaining interests in these properties are owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 34.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. As of December 31, 1997, the Partnership owns a 51.7201% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 49.6% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI,  AFM  and  AEI  Securities, Inc.  (ASI)  (formerly  AEI
     Incorporated)   received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   1997          1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 233,717      $ 251,392
                                                ========       ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                        $ 115,217      $  27,171
                                                ========       ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $112,388 and
  $144,315 for 1997 and 1996, respectively.    $  65,970      $ 355,817
                                                ========       ========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                             1997       1996

d.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as underwriting
  commissions, 8% for sale of certain subscription Units
  ($80 per unit sold, of which it re-allowed up to $80 per
  unit to other participating broker/dealers).  ASI also
  received a 2% non-accountable expense allowance
  for all Units it sold through broker/dealers.  These
  costs are treated as a reduction of partners' capital.  $ 43,665   $1,127,354
                                                           ========   =========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                              $   9,104  $  211,471
                                                           ========   =========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.             $ (24,759)  $  194,513
                                                          =========   =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Caribou Coffee , which is 18 years, and the Media Play retail store discussed below. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Caribou Coffee store, an additional 15 years for the Denny's and Champps Americana restaurants and 25 years for the Garden Ridge retail store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The  Partnership's properties are commercial,  single-tenant buildings  and were constructed and acquired in  1995,  1996
     and   1997.   There  have  been  no  costs  capitalized   as
     improvements subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1997 are as follows:

                                          Buildings and            Accumulated
Property                          Land      Equipment      Total   Depreciation

Arby's, Montgomery, AL        $  328,310   $  425,794   $  754,104   $  43,999
Media Play, Apple Valley, MN     239,690      594,170      833,860      85,821
Garden Ridge, Pineville, NC    1,181,253    2,463,138    3,644,391     172,420
Champps Americana,
 Columbus, OH                    464,697      915,177    1,379,874      54,915
Denny's, Covington, LA           532,844      772,104    1,304,948      27,819
Caribou Coffee, Charlotte, NC    705,394      605,204    1,310,598      10,832
Champps Americana,
 San Antonio, TX               1,127,016    1,706,341    2,833,357       3,344
Champps Americana,
 Schaumburg, IL                  959,278    1,297,184    2,256,462           0
Champps Americana,
 Livonia, MI                   1,074,384            0    1,074,384           0
                              -----------  -----------  -----------   ---------
                             $ 6,612,866  $ 8,779,112  $15,391,978   $ 399,150
                              ===========  ===========  ===========   =========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On December 21, 1995, the Partnership purchased a 34.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,414,060. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $748,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $580,200 was recognized, which is the difference between the book value at December 31, 1997 of $1,328,200 and the estimated market value of $748,000. The charge was recorded against the cost of the land, building and equipment.

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,644,391. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973.

     On August 29, 1996, the Partnership purchased a 67.8% interest in a Champps Americana restaurant in Columbus, Ohio for $1,808,880. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $191,259.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On March 14, 1997, the Partnership purchased a parcel of land in San Antonio, Texas for $1,032,299. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $83,451. Effective September 9, 1997, the annual rent was increased to $128,156. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective September 9, 1997, the interest rate was increased to 10.75%. On December 23, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $296,023. Total acquisition costs, including the cost of the land, were $2,833,357.

     On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,949. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

     On April 21, 1997, the Partnership purchased a 49.6% interest in a parcel of land in Schaumburg, Illinois for $876,387. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $66,906. Effective October 17, 1997, the annual rent was increased to $102,749. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $236,479. The Partnership's share of the total acquisition costs, including the cost of the land, was $2,256,462.

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $1,078,108 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,310,598. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438.

     During 1997, the Partnership sold 16.0799% of the interest in the Champps Americana restaurant in Columbus, Ohio, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $520,790 which resulted in a total net gain of $106,551. The total cost and related accumulated depreciation of the interests sold was $429,006 and $14,767, respectively.

     Subsequent to December 31, 1997, the Partnership sold an additional 12.0528% of its interest in the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $407,000 which resulted in a net gain of approximately $98,000.

     During 1997, the Partnership distributed net sale proceeds of $352,009 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $14.57 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $448,301 relating to the review of potential property acquisitions. Of these costs, $359,605 have been capitalized and allocated to land, building and equipment. The remaining costs of $88,696 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998           $ 1,508,165
                       1999             1,512,136
                       2000             1,516,178
                       2001             1,520,293
                       2002             1,524,482
                       Thereafter      22,514,670
                                       -----------
                                      $30,095,924
                                       ===========

     There were no contingent rents recognized in 1997 or 1996.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1997       1996
      Tenants                   Industry

     Garden Ridge, L.P.         Retail           $ 383,973   $ 292,109
     Champps Americana Group    Restaurant         357,559         N/A
     Huntington Restaurants
      Group, Inc.               Restaurant         110,868         N/A
     The Musicland Group, Inc.  Retail                 N/A     411,587
                                                  ---------   ---------

     Aggregate rent revenue of major tenants     $ 852,400   $ 703,696
                                                  =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                85%         83%
                                                  =========   =========

(6)  Partners' Capital -

     Cash distributions of $17,788 and $14,044 were made to the General Partners and $1,761,087 and $1,390,389 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $73.62 and $79.73 per Limited Partnership Unit outstanding using 23,921 and 17,439 weighted average Units in 1997 and 1996, respectively. The distributions represent $11.59 and $51.79 per Unit of Net Income and $62.03 and $27.94 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $348,489 of proceeds from property sales in 1997.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(6)  Partners' Capital - (Continued)

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

     During  1997,  three Limited Partners redeemed  a  total  of
     171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,007.18 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               1997          1996

     Net Income for Financial
      Reporting Purposes                  $  439,239     $  912,232

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      74,859         44,454

     Capitalized Start-Up Costs
      Under Section 195                            0        190,838

     Amortization of Start-Up and
      Organization Costs                     (50,373)       (12,232)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes        580,200              0

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes        (3,952)             0
                                           ----------     ----------
           Taxable Income to Partners     $1,039,973     $1,135,292
                                           ==========     ==========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                  1997          1996

     Partners' Capital for
      Financial Reporting Purposes            $18,447,951    $19,534,523

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          698,524         47,417

     Capitalized Start-Up Costs
      Under Section 195                           329,865        329,865

     Amortization of Start-Up and
      Organization Costs                          (63,631)       (13,258)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          3,214,043      3,186,033
                                               -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes          $22,626,752    $23,084,580
                                               ===========    ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                     1997                       1996
                             Carrying       Fair       Carrying       Fair
                             Amount         Value      Amount         Value

     Cash                    $      188   $      188  $       544  $       544
     Money Market Funds         267,421      267,421    5,750,781    5,750,781
     Commercial Paper
      (held to maturity)      2,239,181    2,239,181    4,977,708    4,977,708
                              ---------    ---------   ---------    ----------
        Total Cash and
          Cash Equivalents   $2,506,790   $2,506,790  $10,729,033  $10,729,033
                              =========    =========   ==========   ==========

     The amortized cost basis of the commercial paper is not materially different from its carrying amount or fair value.

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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1998. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                              Number of     Percent
   of Beneficial Owner                             Units Held    of Class

   AEI Fund Management XXI, Inc.                         0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   AEI Fund Management, Inc. **                         6.3           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                     28           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                         0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%
   **A corporation controlled by Mr. Johnson that provides administrative services to the Partnership.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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

ITEM 12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
           (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method        Inception (August 31, 1994)
Compensation                 of Compensation          To December 31, 1997

AEI Securities, Inc.  Selling Commissions equal to 8% of     $2,400,000
                      proceeds plus a 2% nonaccountable
                      expense allowance, most of which
                      was reallowed to Participating
                      Dealers.

General Partners and  Reimbursement at Cost for other        $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  448,301
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal      $   33,800
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any
                      remaining Net Cash Flow in such
                      fiscal year.

General Partners and  Reimbursement at Cost for all          $  625,158
Affiliates            Adrministrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds of $    3,520
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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
           (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.1  Net  Lease Agreement  dated
                     May  31,  1995, between the Partnership  and
                     RTM   Gulf  Coast,  Inc.,  relating  to  the
                     property  at  2719  Zelda Road,  Montgomery,
                     Alabama   (incorporated  by   reference   to
                     Exhibit  A  of  Form  8-K  filed  with   the
                     Commission on June 14, 1995).

               10.2  Net  Lease Agreement  dated
                     August  2,  1995, between  TKC  X,  LLC  and
                     Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

               10.3  First  Amendment  to  Lease
                     Agreement dated March1, 1996 between TKC  X,
                     LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on April 10, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.   Exhibits -
                                    Description

               10.4  Assignment and Assumption of
                     Lease   dated  March28,  1996  between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund  XIX Limited Partnership, AEI Net Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, and TKCX, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on April 10, 1996).

               10.5  Net  Lease Agreement  dated
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
                     E.  Campus  View  Boulevard, Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on September 12, 1996).

               10.6  Construction Loan Commitment
                     dated  March  29,  1996  between  AEI   Fund
                     Management,  Inc. and Huntington Restaurants
                     Group, Inc. relating to the construction  of
                     a    Denny's    restaurant   in   Covington,
                     Louisiana  (incorporated  by  reference   to
                     Exhibit  10.11  of Post-Effective  Amendment
                     #8   to  Form  SB-2  Registration  Statement
                     filed  with  the Commission  on  August  14,
                     1996).

               10.7  Purchase  and   Leaseback
                     Commitment dated March 29, 1996 between  AEI
                     Fund   Management,   Inc.   and   Huntington
                     Restaurants  Group,  Inc.  relating  to  the
                     sale  and  leaseback of a Denny's restaurant
                     in  Covington,  Louisiana  (incorporated  by
                     reference   to   Exhibit  10.12   of   Post-
                     Effective   Amendment  #8   to   Form   SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

               10.8  Assignment of  Construction
                     Loan   Commitment  and  Sale  and  Leaseback
                     Financing Commitment dated August  8,  1996,
                     concerning  those documents with  Huntington
                     Restaurants   Group,  Inc.  and   AEI   Fund
                     Management,   Inc.,  to   the   Partnership,
                     relating  to  the sale and  leaseback  of  a
                     Denny's  restaurant in Covington,  Louisiana
                     (incorporated by reference to Exhibit  10.13
                     of  Post-Effective Amendment #8 to Form SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

               10.9  Construction Loan Commitment
                     dated   June  28,  1996  between  AEI   Fund
                     Management,   Inc.   and   Caribou    Coffee
                     Company,  Inc. relating to the  construction
                     of  a Caribou Coffee store at East Boulevard
                     and   Garden  Terrace  in  Charlotte,  North
                     Carolina   (incorporated  by  reference   to
                     Exhibit  10.14  of Post-Effective  Amendment
                     #8   to  Form  SB-2  Registration  Statement
                     filed  with  the Commission  on  August  14,
                     1996).

ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A.
            (Continued)

            A.   Exhibits -
                               Description

              10.10  Sale  and  Leaseback
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

              10.11  Assignment     of
                     Construction  Loan Commitment and  Sale  and
                     Leaseback Financing Commitment dated  August
                     8,  1996,  concerning those  documents  with
                     Caribou   Coffee   store   and   AEI    Fund
                     Management,   Inc.   to   the   Partnership,
                     relating  to  the sale and  leaseback  of  a
                     Caribou  Coffee store at East Boulevard  and
                     Garden  Terrace in Charlotte, North Carolina
                     (incorporated by reference to Exhibit  10.16
                     of  Post-Effective Amendment #8 to Form SB-2
                     Registration   Statement  filed   with   the
                     Commission on August 14, 1996).

              10.12  Surrender     and
                     Termination   of   Lease   Agreement   dated
                     November22,  1996  between the  Partnership,
                     AEI  Net  Lease  Income &  Growth  Fund  XIX
                     Limited Partnership, AEI Net Lease Income  &
                     Growth  Fund XX Limited Partnership and  The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference  to Exhibit 10.19 of  Form  10-KSB
                     filed  with  the  Commission  on  March   6,
                     1997).

              10.13  Development  Financing
                     Agreement  dated March 14, 1997 between  the
                     Partnership  and  Champps  Entertainment  of
                     Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit
                     10.1  of  Form 8-K filed with the Commission
                     March 25, 1997).

              10.14  Net  Lease  Agreement
                     dated    March   14,   1997   between    the
                     Partnership  and  Champps  Entertainment  of
                     Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit
                     10.2  of  Form 8-K filed with the Commission
                     March 25, 1997).

              10.15  Net  Lease  Agreement
                     dated    March   19,   1997   between    the
                     Partnership   and   Huntington   Restaurants
                     Group, Inc. relating to the property at  720
                     North   Highway  190,  Covington,  Louisiana
                     (incorporated by reference to  Exhibit  10.6
                     of  Form 8-K filed with the Commission March
                     25, 1997).

ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A.
            (Continued)

            A.   Exhibits -
                                 Description

              10.16  Development  Financing
                     Agreement  dated April 21, 1997 between  the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XX  Limited  Partnership,  Net  Lease
                     Income    &   Growth   Fund   84-A   Limited
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 955 Golf  Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.17  Net  Lease Agreement dated  April
                     21,  1997 between the Partnership,  AEI  Net
                     Lease   Income  &  Growth  Fund  XX  Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited   Partnership   and   Champps
                     Americana, Inc. relating to the property  at
                     955    Golf   Road,   Schaumburg,   Illinois
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1997).

              10.18  Development  Financing
                     Agreement  dated  July 8, 1997  between  the
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 19470  Haggerty
                     Road, Livonia, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 5,
                     1997).

              10.19  Net  Lease  Agreement
                     dated July 8,  1997 between the  Partnership
                     and  Champps Americana, Inc. relating to the
                     property  at  19470 Haggerty Road,  Livonia,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.20  Net  Lease  Agreement
                     dated  July 31, 1997 between the Partnership
                     and  Caribou  Coffee Company, Inc.  relating
                     to   the  property  at  East  Boulevard  and
                     Garden  Terrace, Charlotte,  North  Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on August 5, 1997).

              10.21  Purchase   Agreement
                     dated   September  12,  1997   between   the
                     Partnership and the Ainslie Living Trust relating to the property at 161 E. Campus
                     View Boulevard, Columbus, Ohio.

              10.22  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership  and  Richard  J.   Abbott   and
                     Marjory  T. Abbott relating to the  property
                     at  161  E. Campus View Boulevard, Columbus,
                     Ohio  (incorporated by reference to  Exhibit
                     10.1   of   Form  10-QSB  filed   with   the
                     Commission on November 4, 1997).

ITEM  13.   EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A.
            (Continued)

            A.   Exhibits -
                               Description

              10.23  Purchase   Agreement
                     dated   December   15,  1997   between   the
                     Partnership and James Edward Amend relating to the property at 161 E. Campus View
                     Boulevard, Columbus, Ohio.

              10.24  First Amendment to  Net
                     Lease  Agreement  dated  December  23,  1997
                     between    the   Partnership   and   Champps
                     Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

              10.25  First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A,  and Champps Americana, Inc.  relating
                     to   the   property  at   955   Golf   Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

              10.26  Purchase   Agreement
                     dated   February   13,  1998   between   the
                     Partnership  and Edward C. and  Virginia  L.
                     Thulin  relating to the property at  161  E.
                     Campus View Boulevard, Columbus, Ohio.

                27   Financial Data Schedule for
                     year ended December 31, 1997.

                99   Forward Looking Statements -
                     Cautionary Statement

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

                         AEI INCOME & GROWTH FUND XXI
                         Limited Partnership
                         By: AEI Fund Management XXI, Inc.
                         Its Managing General Partner



March 16, 1998           By: /s/ Robert P. Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                            Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 16, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 16, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)