Form 10QSB
period 1998-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1998-05-14
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of March 31, 1998 and December 31, 1997

         Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,328,791     $ 2,506,790
  Receivables                                          72,704         162,677
                                                   -----------     -----------
      Total Current Assets                          2,401,495       2,669,467
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,448,835       6,612,866
  Buildings and Equipment                           8,456,069       8,779,112
  Construction in Progress                          2,051,667       1,078,108
  Property Acquisition Costs                           93,385          88,696
  Accumulated Depreciation                           (470,623)       (399,150)
                                                   -----------     -----------
      Net Investments in Real Estate               16,579,333      16,159,632
                                                   -----------     -----------
           Total Assets                           $18,980,828     $18,829,099
                                                   ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    63,364     $    56,307
  Distributions Payable                               481,250         324,841
  Unearned Rent                                        44,201               0
                                                   -----------     -----------
      Total Current Liabilities                       588,815         381,148
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (25,266)        (24,706)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 outstanding                              18,417,279      18,472,657
                                                   -----------     -----------
     Total Partners' Capital                       18,392,013      18,447,951
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $18,980,828     $18,829,099
                                                   ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1998          1997

INCOME:
   Rent                                             $   380,054   $   184,159
   Investment Income                                     72,433       165,451
                                                     -----------   -----------
        Total Income                                    452,487       349,610
                                                     -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates               66,660        51,705
   Partnership Administration and Property
      Management - Unrelated Parties                     34,032        22,615
      Depreciation                                       92,821        54,330
                                                     -----------   -----------
        Total Expenses                                  193,513       128,650
                                                     -----------   -----------

OPERATING INCOME                                        258,974       220,960

GAIN ON SALE OF REAL ESTATE                             169,937             0
                                                     -----------   -----------
NET INCOME                                          $   428,911   $   220,960
                                                     ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                 $     4,289   $     2,210
   Limited Partners                                     424,622       218,750
                                                     -----------   -----------
                                                    $   428,911   $   220,960
                                                     ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,829 and 23,854 weighted average Units
 outstanding in 1998 and 1997, respectively)        $     17.82   $      9.17
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $   428,911  $   220,960

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                          92,821       54,330
     Gain on Sale of Real Estate                         (169,937)           0
     Decrease in Receivables                               89,973        1,400
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                           7,057      (50,374)
     Increase in Unearned Rent                             44,201       47,936
                                                       -----------  -----------
        Total Adjustments                                  64,115       53,292
                                                       -----------  -----------
        Net Cash Provided By
        Operating Activities                              493,026      274,252
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            (978,248)  (1,533,798)
   Proceeds from Sale of Real Estate                      635,663            0
                                                       -----------  -----------
        Net Cash Used For
        Investing Activities                             (342,585)  (1,533,798)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners                  0      436,651
   Organization and Syndication Costs                           0      (59,286)
   Increase in Distributions Payable                      156,409       48,667
   Distributions to Partners                             (484,849)    (481,908)
                                                       -----------  -----------
        Net Cash Used For
        Financing Activities                             (328,440)     (55,876)
                                                       -----------  -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                  (177,999)  (1,315,422)

CASH AND CASH EQUIVALENTS, beginning of period          2,506,790   10,729,033
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period              $ 2,328,791  $ 9,413,611
                                                       ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (9,754)   $19,544,277  $19,534,523    23,563.35

  Capital Contributions             0        436,651      436,651       436.65

  Organization and
    Syndication Costs               0        (59,286)     (59,286)

  Distributions                (4,819)      (477,089)    (481,908)

  Net Income                    2,210        218,750      220,960
                              --------    -----------  -----------  -----------
BALANCE, March 31, 1997      $(12,363)   $19,663,303  $19,650,940    24,000.00
                              ========    ===========  ===========  ===========


BALANCE, December 31, 1997   $(24,706)   $18,472,657  $18,447,951    23,828.87

  Distributions                (4,849)      (480,000)    (484,849)

  Net Income                    4,289        424,622      428,911
                              --------    -----------  -----------  -----------
BALANCE, March 31, 1998      $(25,266)   $18,417,279  $18,392,013    23,828.87
                              ========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at March 31, 1998 are as follows:

                                          Buildings and            Accumulated
Property                          Land      Equipment      Total   Depreciation

Arby's, Montgomery, AL        $  328,310  $  425,794  $   754,104  $   48,257
Media Play, Apple Valley, MN     239,690     594,170      833,860      91,357
Garden Ridge, Pineville, NC    1,181,253   2,463,138    3,644,391     197,051
Champps Americana,
   Columbus, OH                  300,666     592,134      892,800      42,193
Denny's, Covington, LA           532,844     772,104    1,304,948      36,604
Caribou Coffee,
   Charlotte, NC                 705,394     605,204    1,310,598      17,332
Champps Americana,
   San Antonio, TX             1,127,016   1,706,341    2,833,357      23,403
Champps Americana,
   Schaumburg, IL                959,278   1,297,184    2,256,462      14,426
Champps Americana,
   Livonia, MI                 1,074,384           0    1,074,384           0
                               ----------  ----------  -----------  ----------
                              $6,448,835  $8,456,069  $14,904,904  $  470,623
                               ==========  ==========  ===========  ==========

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

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $2,051,667 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

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

     Through March 31, 1998, the Partnership sold 34.3363% of its interest in the Champps Americana restaurant in Columbus, Ohio, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,156,453 which resulted in a total net gain of $276,488. The total cost and related accumulated depreciation of the interests sold was $916,080 and $36,115, respectively. For the three months ended March 31, 1998, the net gain was $169,937.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 1998, the Partnership distributed $133,053 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.53 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $452,990 relating to the review of potential property acquisitions. Of these costs, $359,605 have been capitalized and allocated to land, building and equipment. The remaining costs of $93,385 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $380,054 and $184,159, respectively. During the same periods, the Partnership also earned $72,433 and $165,451, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 16 % and 47%, respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $66,660 and $51,705, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,032 and $22,615, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of March 31, 1998, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $2,051,667 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. The total purchase price, including the cost of the land, will be approximately $3,970,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $427,000.

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

        Through March 31, 1998, the Partnership sold 34.3363% of its interest in the Champps Americana restaurant in Columbus, Ohio, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,156,453 which resulted in a total net gain of $276,488. The total cost and related accumulated depreciation of the interests sold was $916,080 and $36,115, respectively. For the three months ended March 31, 1998, the net gain was $169,937.

        During the first three months of 1998, the Partnership distributed $133,053 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.53 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Until capital is invested in properties, the Partnership will remain liquid. At March 31, 1998, $2,364,902 or 12% of the Partnership's assets were in cash or cash equivalents (including
accrued  interest  receivable).   After  completion  of  property
acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                       Description

           10.1  Purchase Agreement dated  March  24,
                 1998  between the Partnership  and  Carlos
                 W.  Appleton and Mary V. Appleton relating
                 to  the  property at 161  E.  Campus  View
                 Boulevard, Columbus, Ohio.

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form  8-K  - None.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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