Form 10QSB
period 1998-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1998-08-10
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and  December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                    1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,386,877    $ 2,506,790
  Receivables                                             0        162,677
                                                 -----------    -----------
      Total Current Assets                        1,386,877      2,669,467
                                                 -----------    -----------

INVESTMENTS IN REAL ESTATE:
  Land                                            6,505,950      6,612,866
  Buildings and Equipment                        11,434,976      8,779,112
  Construction in Progress                                0      1,078,108
  Property Acquisition Costs                         58,771         88,696
  Accumulated Depreciation                         (578,427)      (399,150)
                                                 -----------    -----------
      Net Investments in Real Estate             17,421,270     16,159,632
                                                 -----------    -----------
           Total  Assets                        $18,808,147    $18,829,099
                                                 ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    51,111    $    56,307
  Distributions Payable                             481,250        324,841
  Unearned Rent                                     100,206              0
                                                 -----------    -----------
      Total Current Liabilities                     632,567        381,148
                                                 -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (27,430)       (24,706)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 outstanding                            18,203,010     18,472,657
                                                 -----------    -----------
     Total Partners' Capital                     18,175,580     18,447,951
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $18,808,147    $18,829,099
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/98       6/30/97      6/30/98     6/30/97

INCOME:
   Rent                     $  414,491    $  232,114   $  794,545   $  416,273
   Investment Income            53,809       133,677      126,242      299,128
                             ----------    ----------   ----------   ----------
        Total Income           468,300       365,791      920,787      715,401
                             ----------    ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                  62,471        62,568      129,131      114,273
   Partnership Administration
    and Property Management -
    Unrelated Parties           29,609        30,041       63,641       52,656
   Depreciation                107,804        61,507      200,625      115,837
                             ----------    ----------   ----------   ----------
        Total Expenses         199,884       154,116      393,397      282,766
                             ----------    ----------   ---------    ----------

OPERATING INCOME               268,416       211,675      527,390      432,635

GAIN ON SALE OF REAL ESTATE          0             0      169,937            0
                             ----------    ----------   ----------   ----------
NET INCOME                  $  268,416    $  211,675   $  697,327   $  432,635
                             ==========    ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $    2,684    $    2,116   $    6,973   $    4,326
   Limited Partners            265,732       209,559      690,354      428,309
                             ----------    ----------   ----------   ----------
                            $  268,416    $  211,675   $  697,327   $  432,635
                             ==========    ==========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,829, 24,000, 23,829 and
 23,928 weighted average Units
 outstanding for the periods,
 respectively)              $    11.15    $     8.73   $    28.97   $    17.90
                             ==========    ==========   ==========   ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                         1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   697,327    $   432,635

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       200,625        115,837
     Gain on Sale of Real Estate                       (169,937)             0
     (Increase) Decrease in Receivables                 162,677        (53,792)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (5,196)       (98,616)
     Increase in Unearned Rent                          100,206         31,998
                                                     -----------    -----------
        Total Adjustments                               288,375         (4,573)
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                           985,702         428,062
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,927,989)     (2,768,617)
   Proceeds from Sale of Real Estate                   635,663               0
                                                    -----------     -----------
        Net Cash Used For
        Investing Activities                        (1,292,326)     (2,768,617)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners               0         436,651
   Organization and Syndication Costs                        0         (57,869)
   Increase in Distributions Payable                   156,409          51,607
   Distributions to Partners                          (969,698)       (966,756)
                                                    -----------     -----------
        Net Cash Used For
        Financing Activities                          (813,289)       (536,367)
                                                    -----------     -----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                (1,119,913)     (2,876,922)

CASH AND CASH EQUIVALENTS, beginning of period       2,506,790      10,729,033
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,386,877     $ 7,852,111
                                                    ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (9,754)   $19,544,277   $19,534,523   23,563.35

  Capital Contributions             0        436,651       436,651      436.65

  Organization and
   Syndication Costs                0        (57,869)      (57,869)

  Distributions                (9,667)      (957,089)     (966,756)

  Net Income                    4,326        428,309       432,635
                              --------    -----------   -----------  ----------
BALANCE, June 30, 1997       $(15,095)   $19,394,279   $19,379,184   24,000.00
                              ========    ===========   ===========  ==========


BALANCE, December 31, 1997   $(24,706)   $18,472,657   $18,447,951   23,828.87

  Distributions                (9,697)      (960,001)     (969,698)

  Net Income                    6,973        690,354       697,327
                              --------    -----------   -----------  ----------
BALANCE, June 30, 1998       $(27,430)   $18,203,010   $18,175,580   23,828.87
                              ========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1998 are as follows:

                                            Buildings and          Accumulated
Property                            Land      Equipment     Total  Depreciation

Arby's, Montgomery, AL        $   328,310  $   425,794  $   754,104  $  52,515
Media Play, Apple Valley, MN      239,690      594,170      833,860     96,893
Garden Ridge, Pineville, NC     1,181,253    2,463,138    3,644,391    221,682
Champps Americana,
   Columbus, OH                   300,666      592,134      892,800     48,855
Denny's, Covington, LA            532,844      772,104    1,304,948     45,389
Caribou Coffee, Charlotte, NC     705,394      605,204    1,310,598     23,831
Champps Americana,
   San Antonio, TX              1,127,016    1,706,341    2,833,357     43,464
Champps Americana,
   Schaumburg, IL                 959,278    1,297,184    2,256,462     28,852
Champps Americana,
   Livonia, MI                  1,131,499    2,978,907    4,110,406     16,946
                               -----------  -----------  -----------  ---------
                              $ 6,505,950  $11,434,976  $17,940,926  $ 578,427
                               ===========  ===========  ===========  =========

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

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. On May 19, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $429,135. Total acquisition costs, including the cost of the land, were $4,110,406.

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

     Through June 30, 1998, the Partnership sold 34.3363% of its interest in the Champps Americana restaurant in Columbus, Ohio, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,156,453 which resulted in a total net gain of $276,488. The total cost and related accumulated depreciation of the interests sold was $916,080 and $36,115, respectively. For the six months ended June 30, 1998, the net gain was $169,937.

     During the first six months of 1998, the Partnership distributed $241,683 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.04 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $441,782 relating to the review of potential property acquisitions. Of these costs, $383,011 have been capitalized and allocated to land, building and equipment. The remaining costs of $58,771 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $794,545 and $416,273, respectively. During the same periods, the Partnership earned $126,242 and $299,128, respectively, in investment income from subscriptions proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 14% and 42% respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $129,131 and $114,273, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $63,641 and $52,656, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1998, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. On May 19, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $429,135. Total acquisition costs, including the cost of the land, were $4,110,406.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        Through June 30, 1998, the Partnership sold 34.3363% of its interest in the Champps Americana restaurant in Columbus, Ohio, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,156,453 which resulted in a total net gain of $276,488. The total cost and related accumulated depreciation of the interests sold was $916,080 and $36,115, respectively. For the six months ended June 30, 1998, the net gain was $169,937.

        During the first six months of 1998, the Partnership distributed $241,683 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.04 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

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

        Until capital is invested in properties, the Partnership will remain liquid. At June 30, 1998, $1,386,877 or 7% of the Partnership's assets were in cash or cash equivalents (including
accrued  interest  receivable).   After  completion  of  property
acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                    Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

       b. Reports filed on Form  8-K  -
               During  the quarter ended June  30,
               1998, the Partnership filed a  Form
               8-K, dated June 16, 1998, reporting
               the   acquisition  of   a   Champps
               Americana  restaurant  in  Livonia,
               Michigan.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1998         AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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