Form 10QSB
period 1998-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1998-11-10
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

         Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998           1997
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   852,942    $ 2,506,790
  Receivables                                            3,334        162,677
                                                    -----------    -----------
      Total Current Assets                             856,276      2,669,467
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               6,910,968      6,612,866
  Buildings and Equipment                           11,321,283      8,779,112
  Construction in Progress                              92,791      1,078,108
  Property Acquisition Costs                            50,334         88,696
  Accumulated Depreciation                            (692,517)      (399,150)
                                                    -----------    -----------
      Net Investments in Real Estate                17,682,859     16,159,632
                                                    -----------    -----------
         Total  Assets                             $18,539,135    $18,829,099
                                                    ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    23,132    $    56,307
  Distributions Payable                                481,250        324,841
  Unearned Rent                                         24,200              0
                                                    -----------    -----------
      Total Current Liabilities                        528,582        381,148
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (29,081)       (24,706)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 outstanding                               18,039,634     18,472,657
                                                    -----------    -----------
     Total Partners' Capital                        18,010,553     18,447,951
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $18,539,135    $18,829,099
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                 9/30/98      9/30/97    9/30/98       9/30/97

INCOME:
   Rent                        $ 452,922    $ 282,333   $1,247,467  $  698,606
   Investment Income              14,374      100,539      140,616     399,667
                                ---------    ---------   ----------  ----------
        Total Income             467,296      382,872    1,388,083   1,098,273
                                ---------    ---------   ----------  ----------

EXPENSES:
   Partnership Administration -
    Affiliates                    58,163       58,760      187,294     173,033
   Partnership Administration
    and Property Management -
    Unrelated Parties             30,853       30,073       94,495      82,729
   Depreciation                  123,898       65,756      324,522     181,593
                                ---------    ---------   ----------  ----------
        Total Expenses           212,914      154,589      606,311     437,355
                                ---------    ---------   ----------  ----------

OPERATING INCOME                 254,382      228,283      781,772     660,918

GAIN ON SALE OF REAL ESTATE       65,440       42,582      235,377      42,582
                                ---------    ---------   ----------  ----------
NET INCOME                     $ 319,822    $ 270,865   $1,017,149  $  703,500
                                =========    =========   ==========  ==========

NET INCOME ALLOCATED:
  General Partners             $   3,198    $   2,709   $   10,171  $    7,035
  Limited Partners               316,624      268,156    1,006,978     696,465
                                ---------    ---------   ----------  ----------
                               $ 319,822    $ 270,865   $1,017,149  $  703,500
                                =========    =========   ==========  ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,829, 24,000, 23,829
 and 23,952 weighted average
 Units outstanding for the
 periods, respectively)        $   13.29    $   11.17   $    42.26  $    29.08
                                =========    =========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $ 1,017,149    $   703,500

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       324,522        181,593
     Gain on Sale of Real Estate                       (235,377)       (42,582)
     (Increase) Decrease in Receivables                 159,343        (83,917)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (33,175)       (61,816)
     Increase in Unearned Rent                           24,200         55,971
                                                     -----------    -----------
        Total Adjustments                               239,513         49,249
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                          1,256,662        752,749
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (2,475,090)    (5,959,321)
   Proceeds from Sale of Real Estate                    862,718        225,622
                                                     -----------    -----------
        Net Cash Used For
        Investing Activities                         (1,612,372)    (5,733,699)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners                0        436,651
   Organization and Syndication Costs                         0        (57,869)
   Increase in Distributions Payable                    156,409         51,607
   Distributions to Partners                         (1,454,547)    (1,451,605)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                         (1,298,138)    (1,021,216)
                                                     -----------    -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS           (1,653,848)    (6,002,166)

CASH AND CASH EQUIVALENTS, beginning of period        2,506,790     10,729,033
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   852,942    $ 4,726,867
                                                     ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996  $ (9,754)   $19,544,277   $19,534,523    23,563.35

  Capital Contributions            0        436,651       436,651       436.65

  Organization and
   Syndication Costs               0        (57,869)      (57,869)

  Distributions              (14,516)    (1,437,089)   (1,451,605)

  Net Income                   7,035        696,465       703,500
                            ---------    -----------   -----------  -----------
BALANCE, September 30,1997 $ (17,235)   $19,182,435   $19,165,200    24,000.00
                            =========    ===========   ===========  ===========


BALANCE, December 31, 1997 $ (24,706)   $18,472,657   $18,447,951    23,828.87

  Distributions              (14,546)    (1,440,001)   (1,454,547)

  Net Income                  10,171      1,006,978     1,017,149
                            ---------    -----------   -----------  -----------
BALANCE, September 30,1998 $ (29,081)   $18,039,634   $18,010,553    23,828.87
                            =========    ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1998 are as follows:

                                           Buildings and            Accumulated
Property                           Land      Equipment      Total  Depreciation

Arby's, Montgomery, AL        $   328,310  $   425,794  $   754,104   $ 56,773
Media Play, Apple Valley, MN      239,690      594,170      833,860    102,428
Garden Ridge, Pineville, NC     1,181,253    2,463,138    3,644,391    246,314
Champps Americana,
   Columbus, OH                   242,937      478,441      721,378     44,857
Denny's, Covington, LA            532,844      772,104    1,304,948     54,174
Caribou Coffee, Charlotte, NC     705,394      605,204    1,310,598     30,331
Champps Americana,
   San Antonio, TX              1,127,016    1,706,341    2,833,357     63,524
Champps Americana,
   Schaumburg, IL                 959,278    1,297,184    2,256,462     43,277
Champps Americana,
   Livonia, MI                  1,131,499    2,978,907    4,110,406     50,839
Champps Americana,
   Centerville, OH                462,747            0      462,747          0
                               -----------   -----------  ----------  ---------
                              $ 6,910,968  $11,321,283  $18,232,251  $ 692,517
                               ===========   ===========  ==========  =========

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $272,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through JanuaryE31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $748,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $580,200 was recognized, which is the difference between the book value at DecemberE31, 1997 of $1,328,200 and the estimated market value of $748,000. The charge was recorded against the cost of the land, building and equipment.

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

     On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $92,791 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,058,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $109,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through September 30, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the nine months ended September 30, 1998 and 1997, the net gain was $235,377 and $42,582, respectively.

     During  the  first  nine  months  of  1998  and  1997,   the
     Partnership distributed $348,252 and $109,810 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $14.47 and $7.87 per Limited
     Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $433,345 relating to the review of potential property acquisitions. Of these costs, $383,011 have been capitalized and allocated to land, building and equipment. The remaining costs of $50,334 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $1,247,467 and $698,606, respectively. During the same periods, the Partnership earned $140,616 and $399,667, respectively, in investment income from subscriptions proceeds and sale proceeds which were invested in short-term money market accounts, commercial paper and federal agency notes. This investment income constituted 10% and 36% respectively, of total income for the periods. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $187,294 and $173,033, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $94,495 and $82,729, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1998, the Partnership's cash distribution rate was 8.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

         Until the offering of Units was completed, the Partnership's primary source of cash flow was from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. From FebruaryE1, 1995 to AprilE14, 1995, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on April 14, 1995, a total of 2,937.444 Units ($2,937,444) were transferred into the Partnership. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $3,277,000.

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

        On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,138. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $51,963 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $592,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $61,000. The Partnership has incurred net costs of $6,375 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through September 30, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the nine months ended SeptemberE30, 1998 and 1997, the net gain was $235,377 and $42,582, respectively.

        During the first nine months of 1998 and 1997, the Partnership distributed $348,252 and $109,810 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $14.47 and $7.87 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. In prior years, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021. The redemptions increased the
remaining   Limited   Partners'   ownership   interest   in   the
Partnership.

        Until capital is invested in properties, the Partnership will remain liquid. At SeptemberE30, 1998, $853,229 or 5% of the Partnership's assets were in cash or cash equivalents (including
accrued  interest  receivable).   After  completion  of  property
acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          10.1  Purchase  Agreement dated  July  28,
                1998  between  the  Partnership  and  Tall
                Pines Farm Limited Partnership relating to the property at 161 E. Campus View
                Boulevard, Columbus, Ohio.

          10.2  Assignment   of   the   Development
                Financing   Agreement   and   Net    Lease
                Agreement  dated August 27,  1998  between
                the  Partnership,  AEI  Real  Estate  Fund
                XVII  Limited Partnership, AEI Real Estate
                Fund   XVIII   Limited  Partnership,   AEI
                Income   &   Growth  Fund   XXII   Limited
                Partnership,    and    Americana    Dining
                Corporation  relating to the  property  at
                7880     Washington     Village     Drive,
                Centerville, Ohio.

          10.3  Development   Financing   Agreement
                dated  June 29, 1998 between AEI Income  &
                Growth  Fund XXII Limited Partnership  and
                Americana Dining Corporation relating to the property at 7880 Washington Village
                Drive, Centerville, Ohio.

          10.4  Net  Lease Agreement dated June  29,
                1998  between  AEI Income  &  Growth  Fund
                XXII  Limited  Partnership  and  Americana
                Dining   Corporation   relating   to   the
                property   at   7880  Washington   Village
                Drive, Centerville, Ohio.

           27   Financial Data Schedule  for  period
                ended September 30, 1998.

       b.    Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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