Form 10KSB
period 1998-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1999-03-30
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                         Yes   [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $1,854,751.

As of February 28, 1999, there were 23,828.87 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,828,870.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership had purchased ten properties including partial interests in seven properties, at a total cost of $19,686,525. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,948. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. On May 19, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $429,135. Total acquisition costs, including the cost of the land, were $4,150,061.

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

        On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $289,014 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,365. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $984,500. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the years ended December 31, 1998 and 1997, the net gain was $235,377 and $106,551, respectively.

        As of December 31, 1997, based on an analysis of market conditions, it was determined the fair value of the Partnership's interest in the Media Play retail store was approximately $748,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $580,200 was recognized, which is the difference between the book value at December 31, 1997 of $1,328,200 and the estimated market value of $748,000. The charge was recorded against the cost of the land, building and equipment.

Major Tenants

        During 1998, two of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 1998. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                   Total Property
                        Purchase    Acquisition                 Annual Lease     Annual Rent
  Property                Date         Costs        Lessee         Payment       Per Sq. Ft.
Arby's Restaurant
  Montgomery, AL                                   RTM Gulf
  (87.7193%)             5/31/95  $  754,104      Coast, Inc.   $   81,367       $31.28

Media Play Retail Store
  Apple Valley, MN
  (34.0%)               12/21/95  $1,414,060         (1)

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                   Total Property
                        Purchase    Acquisition                 Annual Lease     Annual Rent
  Property                 Date        Costs        Lessee         Payment       Per Sq. Ft.

Garden Ridge Retail Store
  Pineville, NC                                     Garden
  (40.75%)               3/28/96   $ 3,644,391    Ridge, L.P.    $  383,973      $  6.65

Champps
  Americana Restaurant                             Americana
  Columbus, OH                                      Dining
  (27.0385%)             8/29/96   $   721,377    Corporation    $   76,273      $ 34.53

                                                   Huntington
Denny's Restaurant                                Restaurants
  Covington, LA          3/19/97   $ 1,304,948     Group, Inc.   $  143,961      $ 33.49

Caribou Coffee Store
  Charlotte, NC                                  Caribou Coffee
  (93.1%)                7/31/97   $ 1,310,598    Company, Inc.  $  146,438      $ 35.66

Champps                                              Champps
  Americana Restaurant                            Entertainment
  San Antonio, TX       12/23/97   $ 2,833,357    of Texas, Inc. $  296,023      $ 34.10

Champps
  Americana Restaurant
  Schaumburg, IL                                    Champps
  (49.6%)               12/31/97   $ 2,256,462   Americana, Inc. $  236,479      $ 42.73

Champps
  Americana Restaurant                              Champps
  Livonia, MI            5/19/98   $ 4,150,061   Americana, Inc. $  429,135      $ 46.88

Champps
  Americana Restaurant
  Centerville, OH                                   Americana
  (25.0%)                                            Dining
  (land only) (2)        8/28/98   $   462,747     Corporation   $   32,392      $ 13.83

(1) The property was vacated on January 31, 1997 and listed for sale or lease.
(2) Restaurant is under construction as of December 31, 1998.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Arby's and Caribou Coffee store are owned by AEI Institutional Net Lease Fund '93 Limited Partnership. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net
Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Champps Americana restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interest in the Champps
Americana restaurant in Schaumburg, Illinois is owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership.

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

        Through  December  31,  1998, all  properties  were  100%
occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,312 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $19,091 and $17,788 were made to the General Partners and $1,890,001 and $1,761,087 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $407,119 and $348,489 of proceeds from property sales in 1998 and 1997, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $1,704,282 and
$1,005,113, respectively. During the same periods, the Partnership also earned $150,469 and $507,981, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts, commercial paper, federal agency notes and construction and development advances. This investment income constituted 8% and 34%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

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

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $248,958 and $233,717, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $107,932 and $115,217, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, other available cash that constitutes capital for accounting purposes may be distributed.

         As of December 31, 1998, the Partnership's cash distribution rate was 7.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998 and 1997, the Partnership expended $2,671,415 and $8,078,957, respectively, to invest in real properties (inclusive of acquisition expenses). During the same periods, the Partnership generated cash flow from the sale of real estate of $862,718 and $520,790, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,948. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

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

        On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. On May 19, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $429,135. Total acquisition costs, including the cost of the land, were $4,150,061.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $289,014 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,365. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $984,500. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the years ended December 31, 1998 and 1997, the net gain was $235,377 and $106,551, respectively.

       During 1998 and 1997, the Partnership distributed net sale proceeds of $411,231 and $352,009 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $17.09 and $14.57 per Limited Partnership Unit, respectively. The remaining net sale proceeds were reinvested in additional property.

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

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January  27, 1999                  Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   557,646     $ 2,506,790
  Receivables                                          16,052         162,677
                                                   -----------     -----------
      Total Current Assets                            573,698       2,669,467
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,921,884       6,612,866
  Buildings and Equipment                          11,350,021       8,779,112
  Construction in Progress                            289,014       1,078,108
  Property Acquisition Costs                           10,782          88,696
  Accumulated Depreciation                           (816,805)       (399,150)
                                                   -----------     -----------
      Net Investments in Real Estate               17,754,896      16,159,632
                                                   -----------     -----------
        Total Assets                              $18,328,594     $18,829,099
                                                   ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    54,136     $    56,307
  Distributions Payable                               451,171         324,841
                                                   -----------     -----------
      Total Current Liabilities                       505,307         381,148
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (30,953)        (24,706)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829  Units outstanding in 1998 and 1997      17,854,240      18,472,657
                                                   -----------     -----------
      Total Partners' Capital                      17,823,287      18,447,951
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $18,328,594     $18,829,099
                                                   ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1998           1997

INCOME:
  Rent                                            $ 1,704,282     $ 1,005,113
  Investment Income                                   150,469         507,981
                                                   -----------     -----------
      Total Income                                  1,854,751       1,513,094
                                                   -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates             248,958         233,717
  Partnership Administration and Property
     Management - Unrelated Parties                   107,932         115,217
  Depreciation                                        448,810         251,272
  Real Estate Impairment                                    0         580,200
                                                   -----------     -----------
      Total Expenses                                  805,700       1,180,406
                                                   -----------     -----------

OPERATING INCOME                                    1,049,051         332,688

GAIN ON SALE OF REAL ESTATE                           235,377         106,551
                                                   -----------     -----------
NET INCOME                                        $ 1,284,428     $   439,239
                                                   ===========     ===========

NET INCOME ALLOCATED:
  General Partners                                $    12,844     $     4,392
  Limited Partners                                  1,271,584         434,847
                                                   -----------     -----------
                                                  $ 1,284,428     $   439,239
                                                   ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,829 and 23,921 weighted average Units
 outstanding in 1998 and 1997, respectively)      $     53.36     $     18.18
                                                   ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,284,428    $   439,239

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      448,810        251,272
     Real Estate Impairment                                  0        580,200
     Gain on Sale of Real Estate                      (235,377)      (106,551)
     (Increase) Decrease in Receivables                146,625       (121,005)
     Decrease in Payable to
         AEI Fund Management, Inc.                      (2,171)       (76,593)
                                                    -----------    -----------
       Total Adjustments                               357,887        527,323
                                                   ------------    -----------
       Net Cash Provided By
           Operating Activities                      1,642,315        966,562
                                                   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (2,671,415)    (8,078,957)
  Proceeds from Sale of Real Estate                    862,718        520,790
                                                   ------------    -----------
       Net Cash Used For
           Investing Activities                     (1,808,697)    (7,558,167)
                                                   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners               0        436,651
   Organization and Syndication Costs                        0        (28,010)
   Increase (Decrease) in Distributions Payable        126,330       (104,827)
   Distributions to Partners                        (1,909,092)    (1,778,875)
   Redemption Payments                                       0       (155,577)
                                                    -----------    -----------
       Net Cash Used For
           Financing Activities                     (1,782,762)    (1,630,638)
                                                    -----------    -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                              (1,949,144)    (8,222,243)

CASH AND CASH EQUIVALENTS, beginning of period       2,506,790     10,729,033
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   557,646    $ 2,506,790
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                       Limited
                                                                    Partnership
                                General      Limited                    Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $  (9,754)  $19,544,277  $19,534,523   23,563.35

  Capital Contributions               0       436,651      436,651      436.65

  Organization & Syndication Costs    0       (28,010)     (28,010)

  Distributions                 (17,788)   (1,761,087)  (1,778,875)

  Redemption Payments            (1,556)     (154,021)    (155,577)    (171.13)

  Net Income                      4,392       434,847      439,239
                               ---------   -----------  -----------  ----------
BALANCE, December 31, 1997      (24,706)   18,472,657   18,447,951   23,828.87

  Distributions                 (19,091)   (1,890,001)  (1,909,092)

  Net Income                     12,844     1,271,584    1,284,428
                               ---------   -----------  -----------  ----------
BALANCE, December 31, 1998    $ (30,953)  $17,854,240  $17,823,287   23,828.87
                               =========   ===========  ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     The Partnership owns a 87.7193% interest in an Arby's restaurant and a 93.1% interest in a Caribou Coffee store. The remaining interests in these properties are owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 34.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. As of December 31, 1998, the Partnership owns a 27.0385% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 49.6% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 25.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     AEI,  AFM  and  AEI  Securities, Inc.  (ASI)  (formerly  AEI
     Incorporated)   received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   1998          1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 248,958     $ 233,717
                                                 ========      ========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                      1998           1997
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                           $ 107,932       $ 115,217
                                                   ========        ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $58,649 and $112,388
  for 1998 and 1997, respectively.                $ (14,854)      $  65,970
                                                   ========        ========

d.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions, 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating
  broker/dealers).  ASI also received a 2% non-
  accountable expense allowance for all Units it sold
  through broker/dealers.  These costs are treated as
  a reduction of partners' capital.               $       0      $  43,665
                                                   ========       ========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                      $       0      $   9,104
                                                   ========       ========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                        1998         1997

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.        $       0    $ (24,759)
                                                     ========     ========

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

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant and Media Play were constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant will be completed in 1999. The remaining properties were constructed and acquired in 1996 or 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1998 are as follows:

                                          Buildings and            Accumulated
Property                          Land      Equipment      Total   Depreciation

Arby's, Montgomery, AL      $   328,310  $   425,794  $   754,104  $  61,030
Media Play, Apple Valley, MN    239,690      594,170      833,860    107,964
Garden Ridge, Pineville, NC   1,181,253    2,463,138    3,644,391    270,945
Champps Americana,
   Columbus, OH                 242,937      478,440      721,377     50,240
Denny's, Covington, LA          532,844      772,104    1,304,948     62,959
Caribou Coffee, Charlotte, NC   705,394      605,204    1,310,598     36,830
Champps Americana,
   San Antonio, TX            1,127,016    1,706,341    2,833,357     83,585
Champps Americana,
   Schaumburg, IL               959,278    1,297,184    2,256,462     57,703
Champps Americana,
   Livonia, MI                1,142,415    3,007,646    4,150,061     85,549
Champps Americana,
   Centerville, OH              462,747            0      462,747          0
                             -----------  -----------  -----------  ----------
                            $ 6,921,884  $11,350,021  $18,271,905  $ 816,805
                             ===========  ===========  ===========  ==========

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     On March 19, 1997, the Partnership purchased a Denny's restaurant in Covington, Louisiana for $1,304,948. The property is leased to Huntington Restaurants Group, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $141,243.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On July 8, 1997, the Partnership purchased a parcel of land in Livonia, Michigan for $1,074,384. The land is leased to Champps under a Lease Agreement with a primary term of 20 years and annual rental payments of $75,207. Effective January 3, 1998, the annual rent was increased to $115,496. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective January 3, 1998, the interest rate was increased to 10.75%. On May 19, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $429,135. Total acquisition costs, including the cost of the land, were $4,150,061.

     On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,310,598. The property is leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438.

     On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $289,014 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,365. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $984,500.

     Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the years ended December 31, 1998 and 1997, the net gain was $235,377 and $106,551, respectively.

     During 1998 and 1997, the Partnership distributed net sale proceeds of $411,231 and $352,009 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $17.09 and $14.57 per Limited Partnership Unit, respectively. The remaining net sale proceeds were reinvested in additional property.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $433,447 relating to the review of potential property acquisitions. Of these costs, $422,665 have been capitalized and allocated to land, building and equipment. The remaining costs of $10,782 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1998.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999          $  1,845,028
                       2000             1,849,070
                       2001             1,853,185
                       2002             1,857,374
                       2003             1,861,638
                       Thereafter      24,968,567
                                       -----------
                                      $34,234,862
                                       ===========

     There were no contingent rents recognized in 1998 or 1997.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1998           1997
      Tenants                      Industry

     Champps Americana Group     Restaurant      $  949,723     $  357,559
     Garden Ridge, L.P.          Retail             383,973        383,973
     Huntington Restaurants
      Group, Inc.                Restaurant             N/A        110,868
                                                  ----------     ----------

     Aggregate rent revenue of major tenants     $1,333,696     $  852,400
                                                  ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 78%            85%
                                                  ==========     ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Partners' Capital -

     Cash distributions of $19,091 and $17,788 were made to the General Partners and $1,890,001 and $1,761,087 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $79.32 and $73.62 per Limited Partnership Unit outstanding using 23,829 and 23,921 weighted average Units in 1998 and 1997, respectively. The distributions represent $53.36 and $11.59 per Unit of Net Income and $25.96 and $62.03 per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $407,119 and $348,489 of proceeds from property sales in 1998 and 1997, respectively.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,007.18 per original $1,000 invested.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1998            1997

     Net Income for Financial
      Reporting Purposes                     $ 1,284,428      $   439,239

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                         122,145           74,859

     Amortization of Start-Up and
      Organization Costs                         (67,172)         (50,373)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                  0          580,200

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes            (5,937)          (3,952)
                                              -----------      -----------
           Taxable Income to Partners        $ 1,333,464      $ 1,039,973
                                              ===========      ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                      1998          1997

     Partners' Capital for
      Financial Reporting Purposes                $17,823,287    $18,447,951

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                              814,732        698,524

     Capitalized Start-Up Costs
      Under Section 195                               329,865        329,865

     Amortization of Start-Up and
      Organization Costs                             (130,803)       (63,631)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes              3,214,043      3,214,043
                                                   -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes              $22,051,124    $22,626,752
                                                   ===========    ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                       1998                    1997
                              Carrying      Fair      Carrying       Fair
                               Amount       Value      Amount        Value

     Cash                   $      195   $      195   $      188   $      188
     Money Market Funds        557,451      557,451      267,421      267,421
     Commercial Paper
      (held to maturity)             0            0    2,239,181    2,239,181
                             ----------   ----------   ----------   ----------
        Total Cash and
          Cash Equivalents  $  557,646   $  557,646   $2,506,790   $2,506,790
                             ==========   ==========   ==========   ==========

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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                             Number of     Percent
   of Beneficial Owner                            Units Held    of Class

   AEI Fund Management XXI, Inc.                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                      0            0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

 Person or Entity                                      Amount Incurred From
   Receiving                  Form and Method       Inception (August 31, 1994)
 Compensation                 of Compensation          To December 31, 1998

AEI Securities, Inc.   Selling Commissions equal to 8%         $2,400,000
                       of proceeds plus a 2% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other         $  877,000
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all           $  433,447
Affiliates             Acquisition Expenses

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

 Person or Entity                                      Amount Incurred From
   Receiving                  Form and Method       Inception (August 31, 1994)
 Compensation                 of Compensation          To December 31, 1998

General Partners       1% of Net Cash Flow in any fiscal      $   48,780
                       year until the Limited Partners have
                       received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such fiscal year.

General Partners and   Reimbursement at Cost for all          $  874,116
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management and disposition
                       of  the Fund's properties and all other
                       transfer agency, reporting,   partner
                       relations and other administrative
                       functions.

General Partners       1% of distributions of Net Proceeds    $    7,632
                       of Sale until Limited Partners have
                       received an amount equal to (a) their
                       Adjusted Capital Contributions,  plus
                       (b) an amount equal to 12% of their
                       Adjusted Capital Contributions per
                       annum, cumulative but not compounded,
                       to the  extent  not   previously
                       distributed. 10% of distributions of
                       Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.3  First  Amendment  to  Lease
                     Agreement  dated March 1, 1996  between  TKC
                     X,  LLC  and Garden Ridge, L.P. relating  to
                     the   property   at  11415  Carolina   Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.2
                     of Form 8-K filed with the Commission on April 10, 1996).

               10.4  Assignment and Assumption of
                     Lease  dated  March  28,  1996  between  the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund  XIX Limited Partnership, AEI Net Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on April 10, 1996).

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
                     E.  Campus  View  Boulevard, Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on September 12, 1996).

               10.6  Surrender and Termination of
                     Lease  Agreement  dated  November  22,  1996
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &   Growth   Fund   XIX    Limited
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XX   Limited  Partnership   and   The
                     Musicland  Group,  Inc.  relating   to   the
                     property  at  7370  W. 153rd  Street,  Apple
                     Valley,    Minnesota    (incorporated     by
                     reference  to Exhibit 10.19 of  Form  10-KSB
                     filed  with  the  Commission  on  March   6,
                     1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                   Description

               10.7  Net  Lease Agreement  dated
                     March  14, 1997 between the Partnership  and
                     Champps   Entertainment   of   Texas,   Inc.
                     relating   to   the   property   at    11440
                     Interstate  Highway 10, San  Antonio,  Texas
                     (incorporated by reference to  Exhibit  10.2
                     of  Form 8-K filed with the Commission March
                     25, 1997).

               10.8  Net  Lease Agreement  dated
                     March  19, 1997 between the Partnership  and
                     Huntington Restaurants Group, Inc.  relating
                     to  the  property at 720 North Highway  190,
                     Covington,   Louisiana   (incorporated    by
                     reference to Exhibit 10.6 of Form 8-K filed with the Commission March 25, 1997).

               10.9  Development   Financing
                     Agreement  dated April 21, 1997 between  the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XX  Limited  Partnership,  Net  Lease
                     Income    &   Growth   Fund   84-A   Limited
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 955 Golf  Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.10  Net  Lease Agreement dated  April
                     21,  1997 between the Partnership,  AEI  Net
                     Lease   Income  &  Growth  Fund  XX  Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited   Partnership   and   Champps
                     Americana, Inc. relating to the property  at
                     955    Golf   Road,   Schaumburg,   Illinois
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1997).

              10.11  Development  Financing
                     Agreement  dated  July 8, 1997  between  the
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 19470  Haggerty
                     Road, Livonia, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 5,
                     1997).

              10.12  Net  Lease  Agreement
                     dated  July  8, 1997 between the Partnership
                     and  Champps Americana, Inc. relating to the
                     property  at  19470 Haggerty Road,  Livonia,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.13  Net  Lease  Agreement
                     dated  July 31, 1997 between the Partnership
                     and  Caribou  Coffee Company, Inc.  relating
                     to   the  property  at  East  Boulevard  and
                     Garden  Terrace, Charlotte,  North  Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on August 5, 1997).

ITEM 13.   EXHIBITS AND REPORTS  ON  FORM  8-K  AND   8-K/A. (Continued)

           A.   Exhibits -
                                    Description

              10.14  Purchase   Agreement
                     dated   September  12,  1997   between   the
                     Partnership  and  the Ainslie  Living  Trust
                     relating  to the property at 161  E.  Campus
                     View      Boulevard,     Columbus,      Ohio
                     (incorporated by reference to Exhibit  10.21
                     of Form 10-KSB filed with the Commission on March 16, 1998).

              10.15  Purchase   Agreement
                     dated   September  16,  1997   between   the
                     Partnership  and  Richard  J.   Abbott   and
                     Marjory  T. Abbott relating to the  property
                     at  161  E. Campus View Boulevard, Columbus,
                     Ohio  (incorporated by reference to  Exhibit
                     10.1   of   Form  10-QSB  filed   with   the
                     Commission on November 4, 1997).

              10.16  Purchase   Agreement
                     dated   December   15,  1997   between   the
                     Partnership and James Edward Amend relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed with the Commission on March 16,
                     1998).

              10.17  First Amendment to  Net
                     Lease  Agreement  dated  December  23,  1997
                     between    the   Partnership   and   Champps
                     Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

              10.18  First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A,  and Champps Americana, Inc.  relating
                     to   the   property  at   955   Golf   Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

              10.19  Purchase   Agreement
                     dated   February   13,  1998   between   the
                     Partnership  and Edward C. and  Virginia  L.
                     Thulin  relating to the property at  161  E.
                     Campus   View   Boulevard,  Columbus,   Ohio
                     (incorporated by reference to Exhibit  10.26
                     of Form 10-KSB filed with the Commission on March 16, 1998).

              10.20  Purchase  Agreement  dated  March
                     24,  1998 between the Partnership and Carlos
                     W. Appleton and Mary V. Appleton relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 12, 1998).

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A. (Continued)

          A.   Exhibits -
                                 Description

              10.21  First  Amendment  to  Net  Lease
                     Agreement  dated  May 19, 1998  between  the
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 19470  Haggerty
                     Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on June 16, 1998).

              10.22  Purchase Agreement dated July  28,
                     1998  between the Partnership and Tall Pines
                     Farm Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

              10.23  Assignment  of  the  Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund   XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXII Limited Partnership,  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.24  Development  Financing  Agreement
                     dated  June  29, 1998 between AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.25  Net  Lease Agreement  dated  June
                     29,  1998  between AEI Income & Growth  Fund
                     XXII   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at    7880    Washington   Village    Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.26  First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville, Ohio.

                27   Financial Data Schedule for
                     year ended December 31, 1998.


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

                           AEI INCOME & GROWTH FUND XXI
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 12, 1999             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President  and
                                   Director (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                            Title                          Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)