Form 10QSB
period 1999-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1999-05-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                       Yes             No   [X]




        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   296,601   $   557,646
  Receivables                                              0        16,052
                                                  -----------   -----------
      Total Current Assets                           296,601       573,698
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,957,341     6,921,884
  Buildings and Equipment                         11,836,244    11,350,021
  Construction in Progress                                 0       289,014
  Property Acquisition Costs                               0        10,782
  Accumulated Depreciation                          (946,306)     (816,805)
                                                  -----------   -----------
      Net Investments in Real Estate              17,847,279    17,754,896
                                                  -----------   -----------
           Total  Assets                         $18,143,880   $18,328,594
                                                  ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    26,297   $    54,136
  Distributions Payable                              420,822       451,171
  Unearned Rent                                       24,431             0
                                                  -----------   -----------
      Total Current Liabilities                      471,550       505,307
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (32,462)      (30,953)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 Units outstanding                       17,704,792    17,854,240
                                                  -----------   -----------
      Total Partners' Capital                     17,672,330    17,823,287
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $18,143,880   $18,328,594
                                                  ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      1999           1998

INCOME:
   Rent                                           $   480,265    $   380,054
   Investment Income                                    5,085         72,433
                                                   -----------    -----------
        Total Income                                  485,350        452,487
                                                   -----------    -----------

EXPENSES:
   Partnership  Administration - Affiliates            57,446         66,660
   Partnership Administration and Property
      Management - Unrelated Parties                   25,131         34,032
   Depreciation                                       129,501         92,821
                                                   -----------    -----------
        Total Expenses                                212,078        193,513
                                                   -----------    -----------

OPERATING INCOME                                      273,272        258,974

GAIN ON SALE OF REAL ESTATE                                 0        169,937
                                                   -----------    -----------
NET INCOME                                        $   273,272    $   428,911
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     2,733    $     4,289
   Limited Partners                                   270,539        424,622
                                                   -----------    -----------
                                                  $   273,272    $   428,911
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,829 weighted average Units
   outstanding in 1999 and 1998)                  $     11.35    $     17.82
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   273,272    $   428,911

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       129,501         92,821
     Gain on Sale of Real Estate                              0       (169,937)
     Decrease in Receivables                             16,052         89,973
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (27,839)         7,057
     Increase in Unearned Rent                           24,431         44,201
                                                     -----------    -----------
        Total Adjustments                               142,145         64,115
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            415,417        493,026
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (221,884)      (978,248)
   Proceeds from Sale of Real Estate                          0        635,663
                                                     -----------    -----------
        Net Cash Used For
        Investing Activities                           (221,884)      (342,585)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease)in Distributions Payable          (30,349)       156,409
   Distributions to Partners                           (424,229)      (484,849)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (454,578)      (328,440)
                                                     -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                (261,045)      (177,999)

CASH AND CASH EQUIVALENTS, beginning of period          557,646      2,506,790
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   296,601    $ 2,328,791
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997  $ (24,706)  $18,472,657   $18,447,951    23,828.87

  Distributions                (4,849)     (480,000)     (484,849)

  Net Income                    4,289       424,622       428,911
                             ---------   -----------   -----------  -----------
BALANCE, March 31, 1998     $ (25,266)  $18,417,279   $18,392,013    23,828.87
                             =========   ===========   ===========  ===========


BALANCE, December 31, 1998  $ (30,953)  $17,854,240   $17,823,287    23,828.87

  Distributions                (4,242)     (419,987)     (424,229)

  Net Income                    2,733       270,539       273,272
                             ---------   -----------   -----------  -----------
BALANCE, March 31, 1999     $ (32,462)  $17,704,792   $17,672,330    23,828.87
                             =========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

(3)  Investments in Real Estate -

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $272,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

     On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Effective December 25, 1998, the annual rent was increased to $48,588. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,365. The Partnership's share of the total acquisition costs, including the cost of the land, was $984,426. The remaining interests in the Fund property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

(3)Investments in Real Estate - (Continued)

     During the first three months of 1998, the Partnership distributed $133,053 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.53 per Limited Partnership Unit.

(4)Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $480,265 and $380,054, respectively. During the same periods, the Partnership earned investment income of $5,085 and $72,433, respectively. In 1999, rental income increased primarily as a result of additional rent received from the Champps Americana restaurants in Livonia, Michigan and Centerville, Ohio. The increase in rental income was partially offset by a decrease in investment income earned on subscription and sale proceeds prior to the purchase of the properties.

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $57,446 and $66,660, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,131 and $34,032, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of March 31, 1999, the Partnership's cash distribution rate was 7.0% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances decreased $261,045 mainly as a result of cash used to purchase properties. Net cash provided by operating activities decreased from $493,026 in 1998 to $415,417 in 1999 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999 and 1998, the Partnership expended $221,884 and $978,248, respectively, to invest in real properties (inclusive
of   acquisition  expenses).   During  the  same   periods,   the
Partnership generated cash flow from the sale of real estate of $- 0- and $635,663, respectively.

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

        On August 28, 1998, the Partnership purchased a 25% interest in a parcel of land in Centerville, Ohio for $462,747. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $32,392. Effective December 25, 1998, the annual rent was increased to $48,588. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $101,365. The Partnership's share of the total acquisition costs, including the cost of the land, was $984,426. The remaining interests in the Fund property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        During 1999 and 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                        Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form  8-K  - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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