Form 10QSB
period 1999-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1999-08-12
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                    1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   254,266      $   557,646
  Receivables                                            0           16,052
                                                -----------      -----------
      Total Current Assets                         254,266          573,698
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,957,341        6,921,884
  Buildings and Equipment                       11,836,244       11,350,021
  Construction in Progress                               0          289,014
  Property Acquisition Costs                             0           10,782
  Accumulated Depreciation                      (1,074,225)        (816,805)
                                                -----------      -----------
      Net Investments in Real Estate            17,719,360       17,754,896
                                                -----------      -----------
           Total  Assets                       $17,973,626      $18,328,594
                                                ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    11,561      $    54,136
  Distributions Payable                            390,971          451,171
  Unearned Rent                                     24,431                0
                                                -----------      -----------
      Total Current Liabilities                    426,963          505,307
                                                -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (33,719)         (30,953)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 Units outstanding                     17,580,382       17,854,240
                                                -----------      -----------
    Total Partners' Capital                     17,546,663       17,823,287
                                                -----------      -----------
      Total Liabilities and Partners' Capital  $17,973,626      $18,328,594
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended         Six Months Ended
                             6/30/99       6/30/98     6/30/99        6/30/98

INCOME:
   Rent                    $  474,548    $  414,491   $  954,814   $  794,545
   Investment Income            1,516        53,809        6,601      126,242
                            ----------    ----------   ----------   ----------
        Total Income          476,064       468,300      961,415      920,787
                            ----------    ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                60,531        62,471      117,977      129,131
   Partnership Administration
     and Property Management -
     Unrelated Parties         19,145        29,609       44,276       63,641
   Depreciation               127,918       107,804      257,420      200,625
                            ----------    ----------   ----------   ----------
        Total Expenses        207,594       199,884      419,673      393,397
                            ----------    ----------   ----------   ----------

OPERATING INCOME              268,470       268,416      541,742      527,390

GAIN ON SALE OF REAL ESTATE         0             0            0      169,937
                            ----------    ----------   ----------   ----------
NET INCOME                 $  268,470    $  268,416   $  541,742   $  697,327
                            ==========    ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    2,685    $    2,684   $    5,418   $    6,973
   Limited Partners           265,785       265,732      536,324      690,354
                            ----------    ----------   ----------   ----------
                           $  268,470    $  268,416   $  541,742   $  697,327
                            ==========    ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,829 weighted average
  Units outstanding in 1999
  and 1998)                $    11.16    $    11.15   $    22.51   $    28.97
                            ==========    ==========   ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   541,742   $   697,327

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       257,420       200,625
     Gain on Sale of Real Estate                              0      (169,937)
     Decrease in Receivables                             16,052       162,677
     Decrease in Payable to
        AEI Fund Management, Inc.                       (42,575)       (5,196)
     Increase in Unearned Rent                           24,431       100,206
                                                     -----------   -----------
        Total Adjustments                               255,328       288,375
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            797,070       985,702
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (221,884)   (1,927,989)
   Proceeds from Sale of Real Estate                          0       635,663
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                           (221,884)   (1,292,326)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (60,200)      156,409
   Distributions to Partners                           (818,366)     (969,698)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (878,566)     (813,289)
                                                     -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                (303,380)   (1,119,913)

CASH AND CASH EQUIVALENTS, beginning of period          557,646     2,506,790
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   254,266   $ 1,386,877
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997  $ (24,706)  $18,472,657   $18,447,951    23,828.87

  Distributions                (9,697)     (960,001)     (969,698)

  Net Income                    6,973       690,354       697,327
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $ (27,430)  $18,203,010   $ 18,175,580   23,828.87
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $ (30,953)  $17,854,240   $17,823,287    23,828.87

  Distributions                (8,184)     (810,182)     (818,366)

  Net Income                    5,418       536,324       541,742
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $ (33,719)  $17,580,382   $17,546,663    23,828.87
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     Subsequent to June 30, 1999, the Partnership sold 41.9154% of its interest in the ArbyOs restaurant in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $430,000 which resulted in a net gain of approximately $103,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $954,814 and $794,545, respectively. During the same periods, the Partnership earned investment income of $6,601 and $126,242, respectively. In 1999, rental income increased primarily as a result of additional rent received from the Champps Americana restaurants in Livonia, Michigan and Centerville, Ohio. The increase in rental income was partially offset by a decrease in investment income earned on subscription and sale proceeds prior to the purchase of the properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $117,977 and $129,131, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,276 and $63,641, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of June 30, 1999, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances decreased $303,380 mainly as a result of cash used to purchase properties. Net cash provided by operating activities decreased from $985,702 in 1998 to $797,070 in 1999 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June
30,   1999  and  1998,  the  Partnership  expended  $221,884  and
$1,927,989, respectively, to invest in real properties (inclusive
of   acquisition  expenses).   During  the  same   periods,   the
Partnership generated cash flow from the sale of real estate of $- 0- and $635,663, respectively.

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

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the three months ended June 30, 1998, the net gain was $169,937.

       Subsequent to June 30, 1999, the Partnership sold 41.9154% of its interest in the ArbyOs restaurant in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $430,000 which resulted in a net gain of approximately $103,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first six months of 1998, the Partnership distributed $241,683 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.04 per Limited Partnership Unit.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. Effective January 1, 1999, the PartnershipOs distribution rate was reduced from 7.5% to 7.0%. Effective April 1, 1999, the rate was reduced to 6.5%. As a result, distributions were higher during 1998 when compared to the same period in 1999.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           10.1  Purchase  Agreement dated  July  20,
                 1999    between   the   Partnership    and
                 Catharine   C.   Whittenburg  Testamentary
                 Trust  relating  to the property  at  2719
                 Zelda Road, Montgomery, Alabama.

           10.2  Co-Tenancy Agreement dated July  27,
                 1999    between   the   Partnership    and
                 Catharine   C.   Whittenburg  Testamentary
                 Trust  relating  to the property  at  2719
                 Zelda Road, Montgomery, Alabama.

           10.3  Purchase  Agreement dated  July  27,
                 1999  between  the Partnership  and  Terry
                 Roland  relating to the property  at  2719
                 Zelda Road, Montgomery, Alabama.

           10.4  Co-Tenancy Agreement dated July  28,
                 1999  between  the Partnership  and  Terry
                 Roland  relating to the property  at  2719
                 Zelda Road, Montgomery, Alabama.

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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