Form 10QSB
period 1999-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 1999-11-12
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999  and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   908,516     $   557,646
  Receivables                                               0          16,052
                                                   -----------     -----------
      Total Current Assets                            908,516         573,698
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,719,763       6,921,884
  Buildings and Equipment                          11,528,125      11,350,021
  Construction in Progress                                  0         289,014
  Property Acquisition Costs                                0          10,782
  Accumulated Depreciation                         (1,149,973)       (816,805)
                                                   -----------     -----------
      Net Investments in Real Estate               17,097,915      17,754,896
                                                   -----------     -----------
         Total Assets                             $18,006,431     $18,328,594
                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    33,301     $    54,136
  Distributions Payable                               390,971         451,171
                                                   -----------     -----------
      Total Current Liabilities                       424,272         505,307
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (33,364)        (30,953)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,829 Units outstanding                        17,615,523      17,854,240
                                                   -----------     -----------
      Total Partners' Capital                      17,582,159      17,823,287
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $18,006,431     $18,328,594
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended         Nine Months Ended
                             9/30/99        9/30/98    9/30/99        9/30/98

INCOME:
   Rent                     $ 465,581     $ 452,922   $1,420,395    $1,247,467
   Investment Income            7,444        14,374       14,045       140,616
                             ---------     ---------   ----------    ----------
        Total Income          473,025       467,296    1,434,440     1,388,083
                             ---------     ---------   ----------    ----------

EXPENSES:
   Partnership Administration -
     Affiliates                57,109        58,163      175,086       187,294
   Partnership Administration
     and Property Management -
     Unrelated Parties         22,472        30,853       66,748        94,495
   Depreciation               127,276       123,898      384,696       324,522
                             ---------     ---------   ----------    ----------
        Total Expenses        206,857       212,914      626,530       606,311
                             ---------     ---------   ----------    ----------

OPERATING INCOME              266,168       254,382      807,910       781,772

GAIN ON SALE OF REAL ESTATE   163,463        65,440      163,463       235,377
                             ---------     ---------   ----------    ----------
NET INCOME                  $ 429,631     $ 319,822   $  971,373    $1,017,149
                             =========     =========   ==========    ==========

NET INCOME ALLOCATED:
   General Partners         $   4,296     $   3,198   $    9,714    $   10,171
   Limited Partners           425,335       316,624      961,659     1,006,978
                             ---------     ---------   ----------    ----------
                            $ 429,631     $ 319,822   $  971,373    $1,017,149
                             =========     =========   ==========    ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,829 weighted average
 Units outstanding in 1999
 and 1998)                  $   17.85     $   13.29   $    40.36    $    42.26
                             =========     =========   ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   971,373   $ 1,017,149

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       384,696       324,522
     Gain on Sale of Real Estate                       (163,463)     (235,377)
     Decrease in Receivables                             16,052       159,343
     Decrease in Payable to
        AEI Fund Management, Inc.                       (20,835)      (33,175)
     Increase in Unearned Rent                                0        24,200
                                                     -----------   -----------
        Total Adjustments                               216,450       239,513
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,187,823     1,256,662
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (221,884)   (2,475,090)
   Proceeds from Sale of Real Estate                    657,632       862,718
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                            435,748    (1,612,372)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (60,200)      156,409
   Distributions to Partners                         (1,212,501)   (1,454,547)
                                                     -----------   -----------
        Net Cash Used For
         Financing Activities                        (1,272,701)   (1,298,138)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 350,870    (1,653,848)

CASH AND CASH EQUIVALENTS, beginning of period          557,646     2,506,790
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   908,516   $   852,942
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997   $(24,706)  $18,472,657   $18,447,951    23,828.87

  Distributions               (14,546)   (1,440,001)   (1,454,547)

  Net Income                   10,171     1,006,978     1,017,149
                              --------   -----------   -----------  ----------
BALANCE, September 30, 1998  $(29,081)  $18,039,634   $18,010,553    23,828.87
                              ========   ===========   ===========  ==========


BALANCE, December 31, 1998   $(30,953)  $17,854,240   $17,823,287    23,828.87

  Distributions               (12,125)   (1,200,376)   (1,212,501)

  Net Income                    9,714       961,659       971,373
                              --------   -----------   -----------  ----------
BALANCE, September 30, 1999  $(33,364)  $17,615,523   $17,582,159    23,828.87
                              ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the nine months ended September 30, 1998, the net gain was $235,377.

     During  the  three  months  ended September  30,  1999,  the
     Partnership sold 63.4768% of its interest in the Arby's restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $657,632 which resulted in a total net gain of $163,463. The total cost and related accumulated depreciation of the interest sold was $545,697 and $51,528, respectively.

     Subsequent to September 30, 1999, the Partnership sold an additional 21.5614% of its interest in the ArbyOs restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $224,000 which resulted in a net gain of approximately $56,000.

     In September, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store to an unrelated third party. On October 26, 1999, the sale closed with the Partnership receiving net sale proceeds of approximately $1,575,000 for its interest in the property, which resulted in a net gain of approximately $323,000.

     During the first nine months of 1999 and 1998, the Partnership distributed $19,895 and $348,252 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $0.83 and $14.47 per Limited Partnership Unit, respectively.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $1,420,395 and
$1,247,467, respectively. During the same periods, the Partnership earned investment income of $14,045 and $140,616, respectively. In 1999, rental income increased primarily as a result of rent received from the Champps Americana restaurants in Livonia, Michigan and Centerville, Ohio. The increase in rental income was partially offset by a decrease in investment income earned on subscription and sale proceeds prior to the purchase of the properties.

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

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $175,086 and $187,294, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $66,748 and $94,495, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

         As of September 30, 1999, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $350,870 mainly as a result of proceeds received from the sale of property. Net cash provided by operating activities decreased from $1,256,662 in 1998 to $1,187,823 in 1999 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999 and 1998, the Partnership expended $221,884 and $2,475,090, respectively, to invest in real properties (inclusive of acquisition expenses). During the same periods, the Partnership generated cash flow from the sale of real estate of $657,632 and $862,718, respectively.

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

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the nine months ended September 30, 1998, the net gain was $235,377.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the three months ended September 30, 1999, the Partnership sold 63.4768% of its interest in the Arby's restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $657,632 which resulted in a total net gain of $163,463. The total cost and related accumulated depreciation of the interest sold was $545,697 and $51,528, respectively.

        Subsequent to September 30, 1999, the Partnership sold an additional 21.5614% of its interest in the ArbyOs restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $224,000 which resulted in a net gain of approximately $56,000.

        In September, 1999, the Partnership entered into an agreement to sell the Caribou Coffee store to an unrelated third party. On October 26, 1999, the sale closed with the Partnership receiving net sale proceeds of approximately $1,575,000 for its interest in the property, which resulted in a net gain of approximately $323,000.

        During the first nine months of 1999 and 1998, the Partnership distributed $19,895 and $348,252 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $0.83 and $14.47 per Limited Partnership Unit, respectively.

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

        On October 1, 1999, ten Limited Partners redeemed a total of 280.37 Partnership Units for $239,479 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         10.1  Purchase Agreement dated  August  4,
               1999  between  the  Partnership  and   VTA
               Building Company relating to the property at 2719 Zelda Road, Montgomery, Alabama.

         10.2  Co-Tenancy Agreement dated August  6,
               1999  between  the  Partnership  and   VTA
               Building Company relating to the property at 2719 Zelda Road, Montgomery, Alabama.

         10.3  Purchase  Agreement dated  September
               20,  1999  between  the  Partnership,  AEI
               Institutional Net Lease Fund  '93  Limited
               Partnership   and  Boulevard   East,   LLC
               relating  to  the property  at  1531  East
               Boulevard, Charlotte, North Carolina.

         10.4  Purchase  Agreement dated  September
               29,  1999 between the Partnership and  The
               Barrett  Family  Trust  relating  to   the
               property  at  2719 Zelda Road, Montgomery,
               Alabama.

         10.5  Co-Tenancy Agreement  dated  October
               22,  1999 between the Partnership and  The
               Barrett  Family  Trust  relating  to   the
               property  at  2719 Zelda Road, Montgomery,
               Alabama.

          27   Financial Data Schedule  for  period
               ended September 30, 1999.

      b.    Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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