Form 10KSB
period 1999-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2000-03-30
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $1,891,099.

As of February 29, 2000, there were 23,548.50 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,548,500.

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

        On July 31, 1997, the Partnership purchased a 93.1% interest in a Caribou Coffee store in Charlotte, North Carolina for $1,310,598. The property was leased to Caribou Coffee Company, Inc. under a Lease Agreement with a primary term of 18 years and annual rental payments of $146,438. The remaining interest in the property is owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership.

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. The Partnership is charging interest on the advances at a rate of 8.75%. The total purchase price, including the cost of the land, will be approximately $1,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $144,000.

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the year ended December 31, 1998, the net gain was $235,377.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       During 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

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

Major Tenants

        During 1999, two of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 82% of the Partnership's total rental revenue in 1999. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2000 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                              Total Property                Annual    Annual
                     Purchase  Acquisition                  Lease    Rent Per
Property                Date     Costs      Lessee          Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                             RTM Gulf
 (2.6811%)           5/31/95   $   23,049  Coast, Inc.     $   2,524   $31.75

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property                Annual    Annual
                     Purchase  Acquisition                  Lease    Rent Per
Property                Date     Costs      Lessee          Payment   Sq. Ft.


Media Play Retail Store
 Apple Valley, MN
 (34.0%)            12/21/95   $1,414,060     (1)

Garden Ridge Retail Store
 Pineville, NC                                Garden
 (40.75%)            3/28/96   $3,644,391   Ridge, L.P.    $ 383,973   $ 6.65

Champps
 Americana Restaurant                       Americana
 Columbus, OH                                Dining
 (27.0385%)          8/29/96   $  721,377  Corporation     $  80,987   $36.66

                                            Huntington
Denny's Restaurant                          Restaurants
 Covington, LA       3/19/97   $1,304,948   Group, Inc.    $ 146,733   $34.13

Champps                                       Champps
 Americana Restaurant                       Entertainment
 San Antonio, TX    12/23/97   $2,833,357   of Texas, Inc. $ 296,023   $34.10

Champps
 Americana Restaurant
 Schaumburg, IL                                Champps
 (49.6%)            12/31/97   $2,256,462  Americana, Inc. $ 236,479   $42.73

Champps
 Americana Restaurant                          Champps
 Livonia, MI         5/19/98   $4,150,061  Americana, Inc. $ 429,135   $46.88

Champps
 Americana Restaurant                          Americana
 Centerville, OH                                 Dining
 (25.0%)             1/27/99   $  984,426      Corporation $ 101,365   $43.28


(1) The property is vacant and listed for sale or lease.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Arby's is owned by unrelated third parties. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net
Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Champps Americana restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interest in the Champps
Americana restaurant in Schaumburg, Illinois is owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The initial Lease terms are 20 years and contain renewal options which may extend the Lease term an additional 10 years for the Arby's restaurant, an additional 15 years for the Champps and Denny's restaurants, and an additional 25 years for the Garden Ridge retail store.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through  December  31,  1999, all  properties  were  100%
occupied by the lessees, except the Media Play retail store which has been 100% vacant since January 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,306 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1999, ten Limited Partners redeemed  a  total  of
280.37 Partnership Units for $239,479 in accordance with the Partnership Agreement. In prior years, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,483 and $19,091 were made to the General Partners and $1,590,377 and $1,890,001 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $264,328 and $407,119 of proceeds from property sales in 1999 and 1998, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

      For  the  years  ended  December 31,  1999  and  1998,  the
Partnership   recognized   rental  income   of   $1,850,940   and
$1,704,282, respectively. During the same periods, the Partnership earned investment income of $40,159 and $150,469, respectively. In 1999, rental income increased primarily as a result of rent received from the Champps Americana restaurants in Livonia, Michigan and Centerville, Ohio. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income earned on subscription and sale proceeds prior to the purchase of the properties.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $227,787 and $248,958, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $81,971 and $107,932, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

         As of December 31, 1999, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

       During the year ended December 31, 1999, the Partnership's cash balances increased $1,854,632 mainly as a result of proceeds received from the sale of property. Net cash provided by operating activities decreased from $1,642,315 in 1998 to $1,564,043 in 1999 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in expenses in 1999.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 1999 and 1998, the Partnership expended $236,188 and $2,671,415, respectively, to invest in real properties (inclusive of acquisition expenses). During the same periods, the Partnership generated cash flow from the sale of real estate of $2,435,549 and $862,718, respectively.

        Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the year ended December 31, 1998, the net gain was $235,377.

       During 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

       During 1999 and 1998, the Partnership distributed $266,998 and $411,231 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.22 and $17.09 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. The Partnership is charging interest on the advances at a rate of 8.75%. The total purchase price, including the cost of the land, will be approximately $1,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $144,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective January 1, 1999, the Partnership's distribution rate was reduced from 7.5% to 7.0%. Effective April 1, 1999, the rate was reduced to 6.5%. As a result, distributions were higher during 1998 when compared to the same period in 1999.

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

        During  1999, ten Limited Partners redeemed  a  total  of
280.37 Partnership Units for $239,479 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, three Limited Partners redeemed a total of 171.1 Partnership Units for $154,021. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January  25, 2000              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,412,278      $   557,646
  Receivables                                            0           16,052
                                                -----------      -----------
      Total Current Assets                       2,412,278          573,698
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,933,670        6,921,884
  Buildings and Equipment                       10,818,262       11,350,021
  Construction in Progress                               0          289,014
  Property Acquisition Costs                        14,304           10,782
  Accumulated Depreciation                      (1,194,034)        (816,805)
                                                -----------      -----------
      Net Investments in Real Estate            15,572,202       17,754,896
                                                -----------      -----------
           Total  Assets                       $17,984,480      $18,328,594
                                                ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    20,786      $    54,136
  Distributions Payable                            390,738          451,171
                                                -----------      -----------
      Total Current Liabilities                    411,524          505,307
                                                -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (33,456)         (30,953)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,548 and 23,829 Units outstanding
   in 1999 and 1998, respectively               17,606,412       17,854,240
                                                -----------      -----------
    Total Partners' Capital                     17,572,956       17,823,287
                                                -----------      -----------
      Total Liabilities and Partners' Capital  $17,984,480      $18,328,594
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1999           1998

INCOME:
  Rent                                           $ 1,850,940    $ 1,704,282
  Investment Income                                   40,159        150,469
                                                  -----------    -----------
      Total Income                                 1,891,099      1,854,751
                                                  -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates            227,787        248,958
  Partnership Administration and Property
     Management - Unrelated Parties                   81,971        107,932
  Depreciation                                       505,566        448,810
                                                  -----------    -----------
      Total Expenses                                 815,324        805,700
                                                  -----------    -----------

OPERATING INCOME                                   1,075,775      1,049,051

GAIN ON SALE OF REAL ESTATE                          522,233        235,377
                                                  -----------    -----------
NET INCOME                                       $ 1,598,008    $ 1,284,428
                                                  ===========    ===========

NET INCOME ALLOCATED:
  General Partners                               $    15,980    $    12,844
  Limited Partners                                 1,582,028      1,271,584
                                                  -----------    -----------
                                                 $ 1,598,008    $ 1,284,428
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (23,758 and 23,829 weighted average Units
   outstanding in 1999 and 1998, respectively)   $     66.59    $     53.36
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $ 1,598,008   $ 1,284,428

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       505,566       448,810
     Gain on Sale of Real Estate                       (522,233)     (235,377)
     Decrease in Receivables                             16,052       146,625
     Decrease in Payable to
         AEI Fund Management, Inc.                      (33,350)       (2,171)
                                                     -----------   -----------
       Total Adjustments                                (33,965)      357,887
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                       1,564,043     1,642,315
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (236,188)   (2,671,415)
  Proceeds from Sale of Real Estate                   2,435,549       862,718
                                                     -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                       2,199,361    (1,808,697)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          (60,433)      126,330
  Distributions to Partners                          (1,606,441)   (1,909,092)
  Redemption Payments                                  (241,898)            0
                                                     -----------   -----------
       Net Cash Used For
           Financing Activities                      (1,908,772)   (1,782,762)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               1,854,632    (1,949,144)

CASH AND CASH EQUIVALENTS, beginning of period          557,646     2,506,790
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,412,278   $   557,646
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners       Total     Outstanding


BALANCE, December 31, 1997   $(24,706)  $18,472,657  $18,447,951    23,828.87

  Distributions               (19,091)   (1,890,001)  (1,909,092)

  Net Income                   12,844     1,271,584    1,284,428
                              --------   -----------  -----------  -----------
BALANCE, December 31, 1998    (30,953)   17,854,240   17,823,287    23,828.87

  Distributions               (16,064)   (1,590,377)  (1,606,441)

  Redemption Payments          (2,419)     (239,479)    (241,898)     (280.37)

  Net Income                   15,980     1,582,028    1,598,008
                              --------   -----------  -----------  -----------
BALANCE, December 31, 1999   $(33,456)  $17,606,412  $17,572,956    23,548.50
                              ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 10% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 10% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     As of December 31, 1999, the Partnership owns a 2.6811% interest in an Arby's restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 12.2807% interest in this property until July 23, 1999 when its interest was sold to an unrelated third party. The Partnership owns a 34.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 27.0385% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 49.6% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by Net Lease Income & Growth Fund 84-A Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 25.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 93.1% interest in a Caribou Coffee store. The remaining interest was owned by AEI Institutional Net Lease Fund '93 Limited Partnership.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   1999         1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 227,787     $ 248,958
                                                 ========      ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                         $  81,971     $ 107,932
                                                 ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $19,063 and $58,649
  for 1999 and 1998, respectively.              $   3,488     $ (14,854)
                                                 =======       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's, and an additional 15 years for the Denny's and Champps Americana restaurants and 25 years for the Garden Ridge retail store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant and Media Play were constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The remaining properties were constructed and acquired in 1996 or 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1999 are as follows:


                                         Buildings and            Accumulated
Property                         Land      Equipment       Total  Depreciation

Arby's, Montgomery, AL       $   10,033  $    13,016  $    23,049  $    2,386
Media Play, Apple Valley, MN    239,690      594,170      833,860     130,106
Garden Ridge, Pineville, NC   1,181,253    2,463,138    3,644,391     369,471
Champps Americana,
 Columbus, OH                   242,937      478,440      721,377      71,772
Denny's, Covington, LA          532,844      772,104    1,304,948      98,100
Champps Americana,
 San Antonio, TX              1,127,016    1,706,342    2,833,358     163,826
Champps Americana,
 Schaumburg, IL                 959,278    1,297,184    2,256,462     115,406
Champps Americana,
 Livonia, MI                  1,142,415    3,007,646    4,150,061     222,426
Champps Americana,
 Centerville, OH                498,204      486,222      984,426      20,541
                              ----------  -----------  -----------  ----------
                             $5,933,670  $10,818,262  $16,751,932  $1,194,034
                              ==========  ===========  ===========  ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     Through December 31, 1998, the Partnership sold 40.7615% of its interest in the Champps Americana restaurant in Columbus, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508 which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and
     $45,922, respectively. For the year ended December 31, 1998, the net gain was $235,377.

     During 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

     On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

     During 1999 and 1998, the Partnership distributed $266,998 and $411,231 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.22 and $17.09 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site.
     The Partnership is charging interest on the advances at a rate of 8.75%. The total purchase price, including the cost of the land, will be approximately $1,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $144,000.

     The  Partnership has incurred net costs of $14,304  relating to  the review of potential property acquisitions which have
     been   capitalized  and  will  be  allocated  to  properties
     acquired subsequent to December 31, 1999.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000           $ 1,679,356
                       2001             1,682,259
                       2002             1,685,219
                       2003             1,688,235
                       2004             1,691,309
                       Thereafter      21,416,465
                                       -----------
                                      $29,832,843
                                       ===========

     There were no contingent rents recognized in 1999 or 1998.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1999           1998
             Tenants              Industry

     Champps Americana Group     Restaurant     $1,137,158     $  949,723
     Garden Ridge, L.P.          Retail            383,973        383,973
                                                 ----------     ----------

     Aggregate rent revenue of major tenants    $1,521,131     $1,333,696
                                                 ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 82%            78%
                                                 ==========     ==========

(6)  Partners' Capital -

     Cash distributions of $18,483 and $19,091 were made to the General Partners and $1,590,377 and $1,890,001 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $66.94 and $79.32 per Limited Partnership Unit outstanding using 23,758 and 23,829 weighted average Units in 1999 and 1998, respectively. The distributions represent $56.42 and $53.36 per Unit of Net Income and $10.52 and $25.96 per Unit of return of contributed capital in 1999 and 1998, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Partners' Capital - (Continued)

     As part of the Limited Partner distributions discussed above, the Partnership distributed $264,328 and $407,119 of proceeds from property sales in 1999 and 1998, respectively.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1999, ten Limited Partners redeemed a total of 280.37 Partnership Units for $239,479 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,019.17 per original $1,000 invested.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1999           1998

     Net Income for Financial
      Reporting Purposes                     $1,598,008      $1,284,428

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        149,590         122,145

     Property Expenses for
      Tax Purposes Over Expenses
      For Financial Reporting
      Purposes                                  (14,134)              0

     Amortization of Start-Up and
      Organization Costs                        (67,172)        (67,172)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes          (33,914)         (5,937)
                                              ----------      ----------
           Taxable Income to Partners        $1,632,378      $1,333,464
                                              ==========      ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  1999            1998

     Partners' Capital for
      Financial Reporting Purposes            $17,572,956     $17,823,287

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          930,408         814,732

     Capitalized Start-Up Costs
      Under Section 195                           301,596         329,865

     Amortization of Start-Up and
      Organization Costs                         (183,840)       (130,803)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          3,214,043       3,214,043
                                               -----------     -----------
           Partners' Capital for
              Tax Reporting Purposes          $21,835,163     $22,051,124
                                               ===========     ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                          1999                     1998
                                 Carrying       Fair      Carrying      Fair
                                  Amount       Value       Amount       Value

     Cash                     $       329  $       329   $     195  $     195
     Money Market Funds         2,411,949    2,411,949     557,451    557,451
                               -----------  -----------   ---------  --------
          Total Cash and
            Cash Equivalents  $ 2,412,278  $ 2,412,278   $ 557,646  $ 557,646
                               ===========  ===========   =========  ========


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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                       Amount Incurred From
 Receiving                     Form and Method     Inception (August 31, 1994)
Compensation                   of Compensation         To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 8%        $2,400,000
                      of proceeds plus a 2% nonaccountable
                      expense allowance,  most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  436,935
Affiliates            Acquisition Expenses

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                     Form and Method     Inception (August 31, 1994)
Compensation                   of Compensation         To December 31, 1999


General Partners      1% of Net Cash Flow in any fiscal year $   64,593
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all          $1,101,903
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting,   partner
                      relations   and   other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds    $   10,302
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10%  of  distributions
                      of Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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
                     E.  Campus  View  Boulevard, Columbus,  Ohio
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on September 12, 1996).

             10.6    Net  Lease Agreement  dated
                     March  14, 1997 between the Partnership  and
                     Champps   Entertainment   of   Texas,   Inc.
                     relating   to   the   property   at    11440
                     Interstate  Highway 10, San  Antonio,  Texas
                     (incorporated by reference to  Exhibit  10.2
                     of  Form 8-K filed with the Commission March
                     25, 1997).

             10.7    Net  Lease Agreement  dated
                     March  19, 1997 between the Partnership  and
                     Huntington Restaurants Group, Inc.  relating
                     to  the  property at 720 North Highway  190,
                     Covington,   Louisiana   (incorporated    by
                     reference to Exhibit 10.6 of Form 8-K filed with the Commission March 25, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                      Description

             10.08   Net  Lease Agreement dated  April
                     21,  1997 between the Partnership,  AEI  Net
                     Lease   Income  &  Growth  Fund  XX  Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited   Partnership   and   Champps
                     Americana, Inc. relating to the property  at
                     955    Golf   Road,   Schaumburg,   Illinois
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1997).

             10.9    Net  Lease Agreement  dated
                     July  8,  1997  between the Partnership  and
                     Champps  Americana,  Inc.  relating  to  the
                     property  at  19470 Haggerty Road,  Livonia,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5, 1997).

             10.10   First Amendment to  Net
                     Lease  Agreement  dated  December  23,  1997
                     between    the   Partnership   and   Champps
                     Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

             10.11   First Amendment to  Net
                     Lease  Agreement  dated  December  31,  1997
                     between  the  Partnership,  AEI  Net   Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, Net Lease Income & Growth  Fund
                     84-A,  and Champps Americana, Inc.  relating
                     to   the   property  at   955   Golf   Road,
                     Schaumburg,   Illinois   (incorporated    by
                     reference to Exhibit 10.2 of Form 8-K filed with the Commission on January 5, 1998).

             10.12   Purchase  Agreement  dated  March
                     24,  1998 between the Partnership and Carlos
                     W. Appleton and Mary V. Appleton relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 12, 1998).

             10.13   First  Amendment  to  Net  Lease
                     Agreement  dated  May 19, 1998  between  the
                     Partnership  and  Champps  Americana,   Inc.
                     relating  to the property at 19470  Haggerty
                     Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on June 16, 1998).

             10.14   Purchase Agreement dated July  28,
                     1998  between the Partnership and Tall Pines
                     Farm Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A. (Continued)

          A. Exhibits -
                                    Description

             10.15   Assignment  of  the  Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund   XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXII Limited Partnership,  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

             10.16   Development  Financing  Agreement
                     dated  June  29, 1998 between AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

             10.17   Net  Lease Agreement  dated  June
                     29,  1998  between AEI Income & Growth  Fund
                     XXII   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at    7880    Washington   Village    Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 9,
                     1998).

             10.18   First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 12,
                     1999).

             10.19   Purchase Agreement dated July  20,
                     1999  between the Partnership and  Catharine
                     C.  Whittenburg Testamentary Trust  relating
                     to   the   property  at  2719  Zelda   Road,
                     Montgomery,    Alabama   (incorporated    by
                     reference  to  Exhibit 10.1 of  Form  10-QSB
                     filed  with  the  Commission  on  July   30,
                     1999).

             10.20   Co-Tenancy Agreement  dated  July
                     27,   1999   between  the  Partnership   and
                     Catharine C. Whittenburg Testamentary  Trust
                     relating  to  the  property  at  2719  Zelda
                     Road,  Montgomery, Alabama (incorporated  by
                     reference  to  Exhibit 10.2 of  Form  10-QSB
                     filed  with  the  Commission  on  July   30,
                     1999).

             10.21   Purchase Agreement dated July  27,
                     1999   between  the  Partnership  and  Terry
                     Roland  relating  to the  property  at  2719
                     Zelda      Road,     Montgomery,     Alabama
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on July 30, 1999).

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  AND   8-K/A.  (Continued)

          A. Exhibits -
                                                    Description

             10.22   Co-Tenancy Agreement  dated  July
                     28,  1999 between the Partnership and  Terry
                     Roland  relating  to the  property  at  2719
                     Zelda      Road,     Montgomery,     Alabama
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on July 30, 1999).

             10.23   Purchase Agreement  dated  August
                     4,  1999  between  the Partnership  and  VTA
                     Building  Company relating to  the  property
                     at  2719  Zelda  Road,  Montgomery,  Alabama
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 8, 1999).

             10.24   Co-Tenancy Agreement dated August
                     6,  1999  between  the Partnership  and  VTA
                     Building  Company relating to  the  property
                     at  2719  Zelda  Road,  Montgomery,  Alabama
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on November 8, 1999).

             10.25   Purchase    Agreement    dated
                     September  20, 1999 between the Partnership,
                     AEI   Institutional  Net  Lease   Fund   '93
                     Limited Partnership and Boulevard East,  LLC
                     relating  to  the  property  at  1531   East
                     Boulevard,    Charlotte,   North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on November 8, 1999).

             10.26   Purchase    Agreement    dated
                     September  29, 1999 between the  Partnership
                     and  The  Barrett Family Trust  relating  to
                     the    property   at   2719   Zelda    Road,
                     Montgomery,    Alabama   (incorporated    by
                     reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 8,
                     1999).

             10.27   Co-Tenancy   Agreement    dated
                     October  22,  1999 between  the  Partnership
                     and  The  Barrett Family Trust  relating  to
                     the    property   at   2719   Zelda    Road,
                     Montgomery,    Alabama   (incorporated    by
                     reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 8,
                     1999).

             10.28   Development  Financing  Agreement
                     dated    March   8,   2000,   between    the
                     Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West,
                     Fort Wayne, Indiana.

             10.29   Net  Lease Agreement dated  March
                     8,   2000,   between  the  Partnership   and
                     Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne,
                     Indiana.

             27   Financial Data Schedule for year ended December 31, 1999.

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

                           AEI INCOME & GROWTH FUND XXI
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 10, 2000             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President  and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                        Title                          Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 10, 2000
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)