Form 10QSB
period 2000-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2000-05-12
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,956,104   $ 2,412,278
  Receivables                                            3,099             0
                                                    -----------   -----------
      Total Current Assets                           1,959,203     2,412,278
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               6,481,471     5,933,670
  Buildings and Equipment                           10,818,262    10,818,262
  Property Acquisition Costs                             5,856        14,304
  Accumulated Depreciation                          (1,312,563)   (1,194,034)
                                                    -----------   -----------
      Net Investments in Real Estate                15,993,026    15,572,202
                                                    -----------   -----------
           Total  Assets                           $17,952,229   $17,984,480
                                                    ===========   ===========


                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    52,360   $    20,786
  Distributions Payable                                390,738       390,738
  Unearned Rent                                         95,333             0
                                                    -----------   -----------
      Total Current Liabilities                        538,431       411,524
                                                    -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (35,048)      (33,456)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,548 outstanding                               17,448,846    17,606,412
                                                    -----------   -----------
      Total Partners' Capital                       17,413,798    17,572,956
                                                    -----------   -----------
         Total Liabilities and Partners' Capital   $17,952,229   $17,984,480
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000          1999

INCOME:
   Rent                                            $   422,404   $   480,265
   Investment Income                                    29,034         5,085
                                                    -----------   -----------
        Total Income                                   451,438       485,350
                                                    -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates              73,505        57,446
   Partnership Administration and Property
      Management - Unrelated Parties                    24,622        25,131
   Depreciation                                        118,529       129,501
                                                    -----------   -----------
        Total Expenses                                 216,656       212,078
                                                    -----------   -----------

NET INCOME                                         $   234,782   $   273,272
                                                    ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                $     2,348   $     2,733
   Limited Partners                                    232,434       270,539
                                                    -----------   -----------
                                                   $   234,782   $   273,272
                                                    ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,548 and 23,829 weighted average Units
 outstanding in 2000 and 1999, respectively)       $      9.87   $     11.35
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   234,782  $   273,272

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        118,529      129,501
     (Increase) Decrease in Receivables                   (3,099)      16,052
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         31,574      (27,839)
     Increase in Unearned Rent                            95,333       24,431
                                                      -----------  -----------
        Total Adjustments                                242,337      142,145
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                             477,119      415,417
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (539,353)    (221,884)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                           0      (30,349)
   Distributions to Partners                            (393,940)    (424,229)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                            (393,940)    (454,578)
                                                      -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (456,174)    (261,045)

CASH AND CASH EQUIVALENTS, beginning of period         2,412,278      557,646
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,956,104  $   296,601
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(30,953)  $17,854,240   $17,823,287    23,828.87

  Distributions               (4,242)     (419,987)     (424,229)

  Net Income                   2,733       270,539       273,272
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 1999     $(32,462)  $17,704,792   $17,672,330    23,828.87
                             =========  ===========   ===========  ===========


BALANCE, December 31, 1999  $(33,456)  $17,606,412   $17,572,956    23,548.50

  Distributions               (3,940)     (390,000)     (393,940)

  Net Income                   2,348       232,434       234,782
                             ---------  -----------   -----------  -----------
BALANCE, March 31, 2000     $(35,048)  $17,448,846   $17,413,798    23,548.50
                             =========  ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

(3)  Investments in Real Estate -

     The Partnership owns a 34.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the second and third quarters of 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

     On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

     During the first three months of 2000, the Partnership distributed $40,629 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.71 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     The Partnership has incurred net costs of $5,856 relating to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $422,404 and $480,265, respectively. During the same periods, the Partnership earned investment income of $29,034 and $5,085, respectively. In 2000, rental income decreased mainly as a result of property sales in
1999. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2000, rent increases on three properties and by an increase in investment income earned on the sale proceeds prior to the purchase of additional property.

        The Partnership owns a 34.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $139,587. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $272,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $73,505 and $57,446, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,622 and $25,131, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances decreased $456,174 as a result of cash used to purchase property. Net cash provided by operating activities increased from $415,417 in 1999 to $477,119 in 2000 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in expenses in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2000 and 1999, the Partnership expended $539,353 and $221,884, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        During the second and third quarters of 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

        During the first three months of 2000, the Partnership distributed $40,629 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.71 per Limited Partnership Unit.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1999, the Partnership's distribution rate was reduced from 7.0% to 6.5%. As a result, distributions were higher during the first quarter of 1999 when compared to the same period in 2000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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