Form 10QSB
period 2000-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2000-08-14
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

             Income                                     4

             Cash Flows                                 5

             Changes in Partners' Capital               6

          Notes to Financial Statements               7 - 10

 Item 2. Management's Discussion and Analysis

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,409,096      $ 2,412,278
  Receivables                                        19,019                0
                                                 -----------      -----------
      Total Current Assets                        1,428,115        2,412,278
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,482,670        5,933,670
  Buildings and Equipment                        10,818,262       10,818,262
  Construction in Progress                          492,293                0
  Property Acquisition Costs                          6,155           14,304
  Accumulated Depreciation                       (1,431,092)      (1,194,034)
                                                 -----------      -----------
      Net Investments in Real Estate             16,368,288       15,572,202
                                                 -----------      -----------
           Total  Assets                        $17,796,403      $17,984,480
                                                 ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    17,549      $    20,786
  Distributions Payable                             390,738          390,738
  Unearned Rent                                     107,796                0
                                                 -----------      -----------
      Total Current Liabilities                     516,083          411,524
                                                 -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (36,383)         (33,456)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,548 outstanding                            17,316,703       17,606,412
                                                 -----------      -----------
      Total Partners' Capital                    17,280,320       17,572,956
                                                 -----------      -----------
        Total Liabilities and Partners' Capital $17,796,403      $17,984,480
                                                 ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended       Six Months Ended
                             6/30/00        6/30/99   6/30/00      6/30/99

INCOME:
   Rent                     $ 432,023     $ 474,548   $ 854,427   $ 954,814
   Investment Income           26,565         1,516      55,599       6,601
                             ---------     ---------   ---------   ---------
        Total Income          458,588       476,064     910,026     961,415
                             ---------     ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                 57,728        60,531     131,233     117,977
   Partnership Administration
    and Property Management -
    Unrelated Parties          21,869        19,145      46,491      44,276
   Depreciation               118,529       127,918     237,058     257,420
                             ---------     ---------   ---------   ---------
        Total Expenses        198,126       207,594     414,782     419,673
                             ---------     ---------   ---------   ---------

NET INCOME                  $ 260,462      $ 268,470  $ 495,244   $ 541,742
                             =========      ========   =========   =========

NET INCOME ALLOCATED:
   General Partners         $   2,604      $   2,685  $   4,952   $   5,418
   Limited Partners           257,858        265,785    490,292     536,324
                             ---------      ---------  ---------   ---------
                            $ 260,462      $ 268,470  $ 495,244   $ 541,742
                             =========      =========  =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,548 and 23,829 weighted
 average Units outstanding
 in 2000 and 1999,
 respectively)              $   10.95      $   11.16  $   20.82   $   22.51
                             =========      =========  =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   495,244    $   541,742

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      237,058        257,420
     (Increase) Decrease in Receivables                (19,019)        16,052
     Decrease in Payable to
        AEI Fund Management, Inc.                       (3,237)       (42,575)
     Increase in Unearned Rent                         107,796         24,431
                                                    -----------    -----------
        Total Adjustments                              322,598        255,328
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           817,842        797,070
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,033,144)      (221,884)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                         0        (60,200)
   Distributions to Partners                          (787,880)      (818,366)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (787,880)      (878,566)
                                                    -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (1,003,182)      (303,380)

CASH AND CASH EQUIVALENTS, beginning of period       2,412,278        557,646
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,409,096    $   254,266
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(30,953)   $17,854,240   $17,823,287    23,828.87

  Distributions               (8,184)      (810,182)     (818,366)

  Net Income                   5,418        536,324       541,742
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(33,719)   $17,580,382   $17,546,663    23,828.87
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(33,456)   $17,606,412   $17,572,956    23,548.50

  Distributions               (7,879)      (780,001)     (787,880)

  Net Income                   4,952        490,292       495,244
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(36,383)   $17,316,703   $17,280,320    23,548.50
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $817,000, which will result in a gain of approximately $126,000.

     During the third and fourth quarters of 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

     On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

     During the first six months of 2000, the Partnership distributed $55,577 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through June 30, 2000, the Partnership had advanced $492,293 for the construction of the property and is charging interest on the advances at a rate of 8.75%. The total purchase price, including the cost of the land, will be approximately $1,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $144,000.

     The Partnership has incurred net costs of $6,155 relating to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $854,427 and $954,814, respectively. During the same periods, the Partnership earned investment income of $55,599 and $6,601, respectively. In 2000, rental income decreased mainly as a result of property sales in
1999. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2000, rent increases on three properties and by an increase in investment income earned on the sale proceeds prior to the purchase of additional property.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $817,000, which will result in a gain of approximately $126,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $131,233 and $117,977, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,491 and $44,276, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances decreased $1,003,182 as a result of cash used to purchase property. Net cash provided by operating activities increased from $797,070 in 1999 to $817,842 in 2000 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in expenses in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000 and 1999, the Partnership expended $1,033,144 and $221,884, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        During the third and fourth quarters of 1999, the Partnership sold 85.0382% of its interest in the Arby's restaurant in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $881,682 which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interest sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

        During the first six months of 2000, the Partnership distributed $55,577 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of 2.34 per Limited Partnership Unit.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through June 30, 2000, the Partnership had advanced $492,293 for the construction of the property and is charging interest on the advances at a rate of 8.75%. The total purchase price, including the cost of the land, will be approximately $1,460,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $144,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1999, the Partnership's distribution rate was reduced from 7.0% to 6.5%. As a result, distributions were higher during the first six months of 1999 when compared to the same period in 2000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                        Description

          10.1  Purchase  Agreement dated  June  12,
                2000  between  the  Partnership,  AEI  Net
                Lease  Income  & Growth Fund  XIX  Limited
                Partnership,  AEI  Net  Lease   Income   &
                Growth  Fund  XX  Limited Partnership  and
                MAH   Properties  LLC  relating   to   the
                property  at  7370 W. 153rd Street,  Apple
                Valley, Minnesota.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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