Form 10QSB
period 2000-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2000-11-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,391,929    $ 2,412,278
  Receivables                                           4,080              0
  Short-Term Note Receivable                          680,000              0
                                                   -----------    -----------
      Total Current Assets                          2,076,009      2,412,278
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,186,440      5,933,670
  Buildings and Equipment                          10,902,068     10,818,262
  Property Acquisition Costs                           28,083         14,304
  Accumulated Depreciation                         (1,393,792)    (1,194,034)
                                                   -----------    -----------
      Net Investments in Real Estate               15,722,799     15,572,202
                                                   -----------    -----------
           Total  Assets                          $17,798,808    $17,984,480
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    64,871    $    20,786
  Distributions Payable                               390,738        390,738
                                                   -----------    -----------
      Total Current Liabilities                       455,609        411,524
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,754)       (33,456)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,548 outstanding                              17,378,953     17,606,412
                                                   -----------    -----------
      Total Partners' Capital                      17,343,199     17,572,956
                                                   -----------    -----------
         Total Liabilities and Partners' Capital  $17,798,808    $17,984,480
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended        Nine Months Ended
                               9/30/00       9/30/99     9/30/00       9/30/99

INCOME:
   Rent                       $437,732     $465,581   $1,292,159   $1,420,395
   Investment Income            39,911        7,444       95,510       14,045
                               --------     --------   ----------   ----------
        Total Income           477,643      473,025    1,387,669    1,434,440
                               --------     --------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                 69,897       57,109      201,130      175,086
   Partnership Administration
     and Property Management -
     Unrelated Parties          15,904       22,472       62,395       66,748
   Depreciation                116,351      127,276      353,409      384,696
                               --------     --------   ----------   ----------
        Total Expenses         202,152      206,857      616,934      626,530
                               --------     --------   ----------   ----------

OPERATING INCOME               275,491      266,168      770,735      807,910

GAIN ON SALE OF REAL ESTATE    181,328      163,463      181,328      163,463
                               --------     --------   ----------   ----------
NET INCOME                    $456,819     $429,631   $  952,063   $  971,373
                               ========     ========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners           $  4,569     $  4,296   $    9,521   $    9,714
   Limited Partners            452,250      425,335      942,542      961,659
                               --------     --------   ----------   ----------
                              $456,819     $429,631   $  952,063   $  971,373
                               ========     ========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,548 and 23,829 weighted
 average Units outstanding in
 2000 and 1999, respectively) $  19.21     $  17.85   $    40.03   $    40.36
                               ========     ========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                     $   952,063   $   971,373

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       353,409       384,696
     Gain on Sale of Real Estate                       (181,328)     (163,463)
     (Increase) Decrease in Receivables                  (4,080)       16,052
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        44,085       (20,835)
                                                     -----------   -----------
        Total Adjustments                               212,086       216,450
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,164,149     1,187,823
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,335,340)     (221,884)
   Proceeds from Sale of Real Estate                    332,662       657,632
                                                     -----------   -----------
        Net Cash Provided By (Used For)
          Investing Activities                       (1,002,678)      435,748
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                          0       (60,200)
   Distributions to Partners                         (1,181,820)   (1,212,501)
                                                     -----------   -----------
        Net Cash Used For
         Financing Activities                        (1,181,820)   (1,272,701)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             (1,020,349)      350,870

CASH AND CASH EQUIVALENTS, beginning of period        2,412,278       557,646
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,391,929   $   908,516
                                                     ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property     $   680,000
                                                     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998   $(30,953)  $17,854,240   $17,823,287   23,828.87

  Distributions               (12,125)   (1,200,376)   (1,212,501)

  Net Income                    9,714       961,659       971,373
                              --------   -----------   -----------  ----------
BALANCE, September 30, 1999  $(33,364)  $17,615,523   $17,582,159   23,828.87
                              ========   ===========   ===========  ==========


BALANCE, December 31, 1999   $(33,456)  $17,606,412   $17,572,956   23,548.50

  Distributions               (11,819)   (1,170,001)   (1,181,820)

  Net Income                    9,521       942,542       952,063
                              --------   -----------   -----------  ----------
BALANCE, September 30, 2000  $(35,754)  $17,378,953   $17,343,199   23,548.50
                              ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

(3)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bears interest at 9% and is due December 2, 2000. The Note is secured by the land, building and equipment. As of September 30, 2000, the Partnership's share of outstanding principal due on the Note is $680,000.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Investments in Real Estate -

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

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $820,651, which resulted in a net gain of $129,813. At the time of sale, the cost and related accumulated depreciation was $833,860 and $143,022.

     On September 28, 2000, the Partnership sold 3.3219% of its interest in the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $192,011 which resulted in a net gain of $51,515. The cost and related accumulated depreciation of the interest sold was $151,124 and $10,628, respectively.

     Subsequent to September 30, 2000, the Partnership sold an additional 2.9495% of its interest in the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $167,000 which resulted in a net gain of approximately $43,000.

     During the first nine months of 2000 and 1999, the Partnership distributed $55,577 and $19,895 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.34 and $0.83 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Investments in Real Estate - (Continued)

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

     On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.75%. Effective July 5, 2000, the interest rate was increased to 9.875%. On September 11, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $132,621. Total acquisition costs, including the cost of the land, were $1,321,561.

     The  Partnership has incurred net costs of $28,083  relating to  the review of potential property acquisitions which have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $1,292,159 and
$1,420,395, respectively. During the same periods, the Partnership earned investment income of $95,510 and $14,045, respectively. In 2000, rental income decreased mainly as a result of property sales in 1999. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2000, rent increases on three properties and by an increase in investment income earned on the sale proceeds prior to the purchase of additional property.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $201,130 and $175,086, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $62,395 and $66,748, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

         As of September 30, 2000, the Partnership's cash distribution rate was 6.5% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances decreased $1,020,349 mainly as a result of cash used to purchase property which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,187,823 in 1999 to $1,164,149 in 2000 as a result of a decrease in income and an increase in expenses in 2000, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $332,662 and $657,632, respectively. During the same periods, the Partnership expended $1,335,340 and $221,884, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $820,651, which resulted in a net gain of $129,813. At the time of sale, the cost and related accumulated depreciation was $833,860 and $143,022.

       On September 28, 2000, the Partnership sold 3.3219% of its interest in the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of $192,011 which resulted in a net gain of $51,515. The cost and related accumulated depreciation of the interest sold was $151,124 and $10,628, respectively.

        Subsequent to September 30, 2000, the Partnership sold an additional 2.9495% of its interest in the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $167,000 which resulted in a net gain of approximately $43,000.

        During the first nine months of 2000 and 1999, the Partnership distributed $55,577 and $19,895 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.34 and $0.83 per Limited Partnership Unit, respectively.

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.75%. Effective July 5, 2000, the interest rate was increased to 9.875%. On September 11, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $132,621. Total acquisition costs, including the cost of the land, were $1,321,561.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1999, the Partnership's distribution rate was reduced from 7.0% to 6.5%. As a result, distributions were higher during the first nine months of 1999 when compared to the same period in 2000.

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

        On October 1, 2000, twelve Limited Partners redeemed a total of 226.32 Partnership Units for $186,379 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, thirteen Limited Partners redeemed a total of 451.47 Partnership Units for $393,500. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.



                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          10.1   First   Amendment  to   Net   Lease
                 Agreement   dated   September   11,   2000
                 between  the  Partnership and  Tumbleweed,
                 Inc.  relating to the property at 8607  US
                 Highway 24 West, Fort Wayne, Indiana.

          10.2   Second  Amendment  to   Net   Lease
                 Agreement   dated   September   11,   2000
                 between  the  Partnership and  Tumbleweed,
                 Inc.  relating to the property at 8607  US
                 Highway 24 West, Fort Wayne, Indiana.

          10.3   Purchase  Agreement dated  September
                 26,  2000  between  the  Partnership,  Net
                 Lease  Income  & Growth Fund 84-A  Limited
                 Partnership  and Garden Ridge  Development
                 LLC  relating to the property at 955  Golf
                 Road, Schaumburg, Illinois.

          10.4   Purchase Agreement dated October  12,
                 2000  between the Partnership and the Neal
                 Goldman Revocable Trust relating to the property at 955 Golf Road, Schaumburg,
                 Illinois.

          27     Financial Data Schedule  for  period
                 ended September 30, 2000.

       b. Reports filed on Form  8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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