Form 10KSB
period 2000-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2001-03-30
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $1,870,879.

As of February 28, 2001, there were 23,322.176 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,322,176.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased ten properties including partial interests in seven properties, at a total cost of $19,686,525. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.75%. Effective July 5, 2000, the interest rate was increased to 9.875%. On September 11, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $132,621. Total acquisition costs, including the cost of the land, were $1,334,315.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Through December 31, 1998, the Partnership sold 40.7615% of the Champps Americana restaurant in Columbus, Ohio, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,383,508, which resulted in a total net gain of $341,928. The total cost and related accumulated depreciation of the interests sold was $1,087,502 and $45,922, respectively. For the year ended December 31, 1998, the net gain was $235,377.

        During 1999, the Partnership sold 85.0382% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $881,682, which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interests sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $820,651, which resulted in a net gain of $129,813. At the time of sale, the cost and related accumulated depreciation was $833,860 and $143,022.

        During 2000, the Partnership sold 6.2714% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $358,934, which resulted in a total net gain of $93,835. The total cost and related accumulated depreciation of the interests sold was $285,306 and $20,207, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 3.1261% of the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $178,000, which resulted in a net gain of approximately $47,000.

Major Tenants

        During 2000, two of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 87% of the Partnership's total rental revenue in 2000. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                              Total Property              Annual    Annual
                    Purchase   Acquisition                Lease     Rent Per
Property              Date        Costs      Lessee       Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                             RTM Gulf
 (2.6811%)          5/31/95  $   23,049    Coast, Inc.    $  2,562  $32.23

Garden Ridge Retail Store
 Pineville, NC                               Garden
 (40.75%)           3/28/96  $3,644,391    Ridge, L.P.    $383,973  $ 6.65

Champps
 Americana Restaurant                        Americana
 Columbus, OH                                 Dining
 (27.0385%)         8/29/96  $  721,377     Corporation   $ 80,987  $36.66


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property              Annual    Annual
                    Purchase   Acquisition                Lease     Rent Per
Property              Date        Costs      Lessee       Payment   Sq. Ft.

                                           Huntington
Denny's Restaurant                         Restaurants
 Covington, LA      3/19/97  $1,304,948    Group, Inc.    $149,557  $34.79

Champps                                      Champps
 Americana Restaurant                     Entertainment
 San Antonio, TX   12/23/97  $2,833,357   of Texas, Inc.  $296,023  $34.10

Champps
 Americana Restaurant
 Schaumburg, IL                              Champps
 (43.3286%)        12/31/97  $1,971,156  Americana, Inc.  $206,578  $42.73

Champps
 Americana Restaurant                        Champps
 Livonia, MI        5/19/98  $4,150,061  Americana, Inc.  $429,135  $46.88

Champps
 Americana Restaurant                      Americana
 Centerville, OH                            Dining
 (25.0%)            1/27/99  $  984,426   Corporation     $101,365  $43.28

Tumbleweed Restaurant                      Tumbleweed,
 Fort Wayne, IN     9/11/00  $1,334,315       Inc.        $132,621  $22.07


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Arby's is owned by unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income &
Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Champps Americana restaurant in Columbus, Ohio is owned by
AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited
Partnership   and   AEI  Income  &  Growth  Fund   XXII   Limited
Partnership.

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

        The initial Lease terms are 20 years except for the Tumbleweed restaurant, which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 15 years for the Champps and Denny's restaurants, and 25 years for the Garden Ridge retail store.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        Through December 31, 2000, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,296 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, twelve Limited Partners redeemed a total  of
226.32 Partnership Units for $186,379 in accordance with the Partnership Agreement. In prior years, thirteen Limited Partners redeemed a total of 451.47 Partnership Units for $393,500. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $17,641 and $18,483 were made to the General Partners and $1,559,999 and $1,590,377 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $226,111 and $264,328 of proceeds from property sales in 2000 and 1999, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $1,738,729 and
$1,850,940, respectively. During the same periods, the Partnership earned investment income of $132,150 and $40,159, respectively. In 2000, rental income decreased mainly as a result of property sales in 1999. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2000, rent increases on three properties and by an increase in investment income earned on the sale proceeds prior to the purchase of additional property.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $260,974 and $227,787, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $74,283 and $81,971, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2000, the Partnership's cash balances decreased $1,024,122 mainly as a result of cash used to purchase property and distributions of net sale proceeds to the Partners which were partially offset by cash generated from the sale of property. Net cash provided by operating activities increased from $1,564,043 in 1999 to $1,571,670 in 2000 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $1,335,405 and $236,188, respectively. During the same periods, the Partnership expended $499,585 and $2,435,549, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        During 1999, the Partnership sold 85.0382% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $881,682, which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interests sold was $731,056 and $69,843, respectively.

        On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $820,651, which resulted in a net gain of $129,813. At the time of sale, the cost and related accumulated depreciation was $833,860 and $143,022.

        During 2000, the Partnership sold 6.2714% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $358,934, which resulted in a total net gain of $93,835. The total cost and related accumulated depreciation of the interests sold was $285,306 and $20,207, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 3.1261% of the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $178,000, which resulted in a net gain of approximately $47,000.

       During 2000 and 1999, the Partnership distributed $228,395 and $266,998 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.68 and $11.22 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.75%. Effective July 5, 2000, the interest rate was increased to 9.875%. On September 11, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $132,621. Total acquisition costs, including the cost of the land, were $1,334,315.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 1999, the Partnership's distribution rate was reduced from 7.0% to 6.5%. As a result, distributions were higher during 1999 when compared to 2000.

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

        During 2000, twelve Limited Partners redeemed a total  of
226.32 Partnership Units for $186,379 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, thirteen Limited Partners redeemed a total of 451.47 Partnership Units for $393,500. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota        /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  25, 2001                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                  2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,388,156    $ 2,412,278
  Receivables                                       5,100              0
  Short-Term Note Receivable                      675,920              0
                                               -----------    -----------
      Total Current Assets                      2,069,176      2,412,278
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,134,768      5,933,670
  Buildings and Equipment                      10,832,312     10,818,262
  Property Acquisition Costs                       15,395         14,304
  Accumulated Depreciation                     (1,504,698)    (1,194,034)
                                               -----------    -----------
      Net Investments in Real Estate           15,477,777     15,572,202
                                               -----------    -----------
           Total Assets                       $17,546,953    $17,984,480
                                               ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    61,934    $    20,786
  Distributions Payable                           390,705        390,738
                                               -----------    -----------
      Total Current Liabilities                   452,639        411,524
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (38,243)       (33,456)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,322 and 23,548 Units outstanding
   in 2000 and 1999, respectively              17,132,557     17,606,412
                                               -----------    -----------
     Total Partners' Capital                   17,094,314     17,572,956
                                               -----------    -----------
       Total Liabilities and Partners'Capital $17,546,953    $17,984,480
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                  2000           1999

INCOME:
  Rent                                        $ 1,738,729    $ 1,850,940
  Investment Income                               132,150         40,159
                                               -----------    -----------
      Total Income                              1,870,879      1,891,099
                                               -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates         260,974        227,787
  Partnership Administration and Property
     Management - Unrelated Parties                74,283         81,971
  Depreciation                                    473,893        505,566
                                               -----------    -----------
      Total Expenses                              809,150        815,324
                                               -----------    -----------

OPERATING INCOME                                1,061,729      1,075,775

GAIN ON SALE OF REAL ESTATE                       223,648        522,233
                                               -----------    -----------
NET INCOME                                    $ 1,285,377    $ 1,598,008
                                               ===========    ===========

NET INCOME ALLOCATED:
  General Partners                            $    12,854    $    15,980
  Limited Partners                              1,272,523      1,582,028
                                               -----------    -----------
                                              $ 1,285,377    $ 1,598,008
                                               ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,492 and 23,758 weighted average Units
 outstanding in 2000 and 1999, respectively)  $     54.17    $     66.59
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,285,377     $ 1,598,008

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    473,893         505,566
     Gain on Sale of Real Estate                    (223,648)       (522,233)
     (Increase) Decrease in Receivables               (5,100)         16,052
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.                      41,148         (33,350)
                                                  -----------     -----------
       Total Adjustments                             286,293         (33,965)
                                                  -----------     -----------
       Net Cash Provided By
           Operating Activities                    1,571,670       1,564,043
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,335,405)       (236,188)
  Proceeds from Sale of Real Estate                  499,585       2,435,549
  Payments Received on Short-Term Note Receivable      4,080               0
                                                  -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                     (831,740)      2,199,361
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                      (33)        (60,433)
  Distributions to Partners                       (1,575,757)     (1,606,441)
  Redemption Payments                               (188,262)       (241,898)
                                                  -----------     -----------
       Net Cash Used For
         Financing Activities                     (1,764,052)     (1,908,772)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         (1,024,122)      1,854,632

CASH AND CASH EQUIVALENTS, beginning of period     2,412,278         557,646
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,388,156     $ 2,412,278
                                                  ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property   $  680,000
                                                  ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners       Total    Outstanding


BALANCE, December 31, 1998  $(30,953)   $17,854,240   $17,823,287   23,828.87

  Distributions              (16,064)    (1,590,377)   (1,606,441)

  Redemption Payments         (2,419)      (239,479)     (241,898)    (280.37)

  Net Income                  15,980      1,582,028     1,598,008
                             ---------   -----------   ----------- -----------
BALANCE, December 31, 1999   (33,456)    17,606,412    17,572,956   23,548.50

  Distributions              (15,758)    (1,559,999)   (1,575,757)

  Redemption Payments         (1,883)      (186,379)     (188,262)    (226.32)

  Net Income                  12,854      1,272,523     1,285,377
                             ---------   -----------   ----------- -----------
BALANCE, December 31, 2000  $(38,243)   $17,132,557   $17,094,314   23,322.18
                             =========   ===========   =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The Partnership owns a 2.6811% interest in an Arby's restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net
     Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 12.2807% interest in this property until July 23, 1999 when its interest was sold to an unrelated third party. The Partnership owns a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 27.0385% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. As of December 31, 2000, the Partnership owns a 43.3286% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 13.4% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 25.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The
     Partnership owned a 93.1% interest in a Caribou Coffee store. The remaining interest was owned by AEI Institutional Net Lease Fund '93 Limited Partnership. The Partnership owned a 34.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                   2000           1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 260,974      $ 227,787
                                                 ========       ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  74,283      $  81,971
                                                 ========       ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $37,442 and $19,063
  for 2000 and 1999, respectively.              $  (7,595)     $   3,488
                                                 ========       ========

d.AEI is reimbursed for al costs incurred in
  connection with the sale of property.         $  13,445      $  62,759
                                                 ========       ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bore interest at 9%
     and was secured by the land, building and equipment. As of December 31, 2000, the Partnership's share of outstanding principal due on the Note was $675,920. On January16, 2001, the Partnership received the outstanding principal and accrued interest on the Note.

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Tumbleweed restaurant which has a Lease term of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 15 years for the Denny's and Champps Americana restaurants and 25 years for the Garden Ridge retail store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The Tumbleweed restaurant was constructed and acquired in 2000. The remaining properties were constructed and acquired in 1996 or 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2000 are as follows:

                                       Buildings and            Accumulated
Property                        Land     Equipment     Total    Depreciation

Arby's, Montgomery, AL      $   10,033  $    13,016  $    23,049  $    2,907
Garden Ridge, Pineville, NC  1,181,253    2,463,138    3,644,391     467,996
Champps Americana,
 Columbus, OH                  242,937      478,440      721,377      93,303
Denny's, Covington, LA         532,844      772,104    1,304,948     133,240
Champps Americana,
 San Antonio, TX             1,127,016    1,706,341    2,833,357     244,067
Champps Americana,
 Schaumburg, IL                837,988    1,133,168    1,971,156     151,221



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

                                       Buildings and            Accumulated
Property                        Land     Equipment     Total    Depreciation

Champps Americana,
 Livonia, MI                 1,142,415    3,007,646    4,150,061     359,304
Champps Americana,
 Centerville, OH               498,204      486,222      984,426      41,976
Tumbleweed
 Fort Wayne, IN                562,078      772,237    1,334,315      10,684
                             ----------  -----------  -----------  ----------
                            $6,134,768  $10,832,312  $16,967,080  $1,504,698
                             ==========  ===========  ===========  ==========


     During 1999, the Partnership sold 85.0382% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $881,682, which resulted in a total net gain of $220,469. The total cost and related accumulated depreciation of the interests sold was $731,056 and $69,843, respectively.

     On October 26, 1999, the Partnership sold the Caribou Coffee store to an unrelated third party. The Partnership received net sale proceeds of $1,553,867, which resulted in a net gain of $301,764. At the time of sale, the cost and related accumulated depreciation of the property was $1,310,597 and $58,494, respectively.

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $820,651, which resulted in a net gain of $129,813. At the time of sale, the cost and related accumulated depreciation was $833,860 and $143,022.

     During 2000, the Partnership sold 6.2714% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $358,934, which resulted in a total net gain of $93,835. The total cost and related accumulated depreciation of the interests sold was $285,306 and $20,207, respectively.

     Subsequent  to  December 31, 2000, the Partnership  sold  an additional 3.1261% of the Champps Americana restaurant in Schaumburg, Illinois to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $178,000,  which  resulted in a net  gain  of  approximately
     $47,000.

     During 2000 and 1999, the Partnership distributed $228,395 and $266,998 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.68 and $11.22 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

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

     On March 8, 2000, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $549,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $48,038. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.75%. Effective July 5, 2000, the interest rate was increased to 9.875%. On September 11, 2000, after the development was completed, the Lease Agreement was amended to require annual rental payments of $132,621. Total acquisition costs, including the cost of the land, were $1,334,315.

     The  Partnership has incurred net costs of $15,395  relating to  the review of potential property acquisitions which have
     been   capitalized  and  will  be  allocated  to  properties
     acquired subsequent to December 31, 2000.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001             $  1,800,167
                       2002                1,803,127
                       2003                1,806,143
                       2004                1,809,217
                       2005                1,812,350
                       Thereafter         20,828,520
                                         -----------
                                        $ 29,859,524
                                         ===========

     There were no contingent rents recognized in 2000 or 1999.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2000        1999
        Tenants                    Industry

     Champps Americana Group     Restaurant     $1,137,251   $1,137,158
     Garden Ridge, L.P.          Retail            383,973      383,973
                                                 ----------   ----------

     Aggregate rent revenue of major tenants    $1,521,224   $1,521,131
                                                 ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 87%          82%
                                                 ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $17,641 and $18,483 were made to the General Partners and $1,559,999 and $1,590,377 were made to the Limited Partners for the years ended December31, 2000 and 1999, respectively. The Limited Partners' distributions represent $66.41 and $66.94 per Limited Partnership Unit outstanding using 23,492 and 23,758 weighted average Units in 2000 and 1999, respectively. The distributions represent $46.18 and $56.42 per Unit of Net Income and $20.23 and $10.52 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $226,111 and $264,328 of proceeds from property sales in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Partners' Capital - (Continued)

     During  2000, twelve Limited Partners redeemed  a  total  of
     226.32 Partnership Units for $186,379 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, ten Limited Partners redeemed a total of 280.37 Partnership Units for $239,479. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,029.06 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2000         1999

     Net Income for Financial
      Reporting Purposes                    $ 1,285,377   $ 1,598,008

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        150,861       149,590

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                              0       (14,134)

     Amortization of Start-Up and
      Organization Costs                        (60,493)      (67,172)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (607,617)      (33,914)
                                             ------------  -----------
           Taxable Income to Partners       $   768,128   $ 1,632,378
                                             ============  ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December31:

                                                 2000           1999

     Partners' Capital for
      Financial Reporting Purposes            $17,094,314    $17,572,956

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          473,653        930,408

     Capitalized Start-Up Costs
      Under Section 195                           291,517        301,596

     Amortization of Start-Up and
      Organization Costs                         (234,254)      (183,840)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          3,214,043      3,214,043
                                               -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes          $20,839,273    $21,835,163
                                               ===========    =============

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                   2000                   1999
                          Carrying      Fair     Carrying      Fair
                           Amount       Value     Amount       Value

     Cash                $      176  $      176  $      329  $      329
     Money Market Funds   1,387,980   1,387,980   2,411,949   2,411,949
                          ----------  ----------  ----------  ----------
       Total Cash and
        Cash Equivalents $1,388,156  $1,388,156  $2,412,278  $2,412,278
                          ==========  ==========  ==========  ==========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                of Compensation          To December 31, 2000

AEI Securities, Inc.  Selling Commissions equal to 8%      $2,400,000
                      of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  877,000
Affiliates            Organiation and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  429,340
Affiliates            Acquisition Expenses

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                of Compensation          To December 31, 2000

General Partners and  Reimbursement at Cost for all        $1,362,877
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and  Reimbursement at Cost for all        $  126,298
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal    $   79,950
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds  $   12,586
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10% of distributions of
                      Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

10.8 Net Lease Agreement dated April 21, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

10.9 Net Lease Agreement dated July8, 1997 between the Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5, 1997).

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

10.12 First Amendment to Net Lease Agreement dated  May
      19, 1998 between the Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit
      10.2  of  Form  8-K filed with the Commission  on  June  16,
      1998).

10.13 Net  Lease Agreement dated June 29, 1998  between
      AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 9, 1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

10.14 First  Amendment  to Net  Lease  Agreement  dated
      January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 12, 1999).

10.15 Purchase  Agreement dated July 20,  1999  between
      the Partnership and Catharine C. Whittenburg Testamentary Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit
      10.1  of  Form 10-QSB filed with the Commission on July  30,
      1999).

10.16 Co-Tenancy Agreement dated July 27, 1999  between
      the Partnership and Catharine C. Whittenburg Testamentary Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit
      10.2  of  Form 10-QSB filed with the Commission on July  30,
      1999).

10.17 Purchase Agreement dated July 27, 1999 between the Partnership and Terry Roland relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on July 30, 1999).

10.18 Co-Tenancy Agreement dated July 28, 1999 between the Partnership and Terry Roland relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on July 30, 1999).

10.19 Purchase Agreement dated August 4,  1999  between
      the Partnership and VTA Building Company relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 8, 1999).

10.20 Co-Tenancy Agreement dated August 6, 1999 between
      the Partnership and VTA Building Company relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 8, 1999).

10.21 Purchase  Agreement  dated  September  20,   1999
      between the Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Boulevard East, LLC relating to the property at 1531 East Boulevard, Charlotte, North Carolina (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 8, 1999).

10.22 Purchase  Agreement  dated  September  29,   1999
      between the Partnership and The Barrett Family Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 8, 1999).

10.23 Co-Tenancy  Agreement  dated  October  22,   1999
      between the Partnership and The Barrett Family Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 8, 1999).

10.24 Development Financing Agreement  dated  March  8,
      2000, between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed with the Commission on March 10, 2000).

10.25 Net Lease Agreement dated March 8, 2000,  between
      the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed with the Commission on March 10, 2000).

10.26 Purchase Agreement dated June 12, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and MAH Properties LLC relating to the property at 7370 W. 153rd Street, Apple Valley, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 2, 2000).

10.27 First  Amendment  to Net  Lease  Agreement  dated
      September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
      10.1  of  Form 10-QSB filed with the Commission on  November
      7, 2000).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.  Exhibits -
                           Description

10.28 Second  Amendment to Net  Lease  Agreement  dated
      September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
      10.2  of  Form 10-QSB filed with the Commission on  November
      7, 2000).

10.29 Purchase  Agreement  dated  September  26,   2000
      between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Garden Ridge Development LLC relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 7, 2000).

10.30 Purchase Agreement dated October 12, 2000 between
      the Partnership and the Neal Goldman Revocable Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 7, 2000).

10.31 Purchase Agreement dated January 26, 2001 between the Partnership and Charles M. and Judith K. Westfahl relating to the property at 955 Golf Road, Schaumburg, Illinois.

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

                           AEI INCOME & GROWTH FUND XXI
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 9, 2001              By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President
                                   and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                   Title                       Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)