Form 10QSB
period 2001-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2001-05-15
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,109,044   $ 1,388,156
  Receivables                                         25,105         5,100
  Short-Term Note Receivable                               0       675,920
                                                  -----------   -----------
      Total Current Assets                         1,134,149     2,069,176
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,601,282     6,134,768
  Buildings and Equipment                         11,592,616    10,832,312
  Construction in Progress                            16,349             0
  Property Acquisition Costs                           9,339        15,395
  Accumulated Depreciation                        (1,550,665)   (1,504,698)
                                                  -----------   -----------
      Net Investments in Real Estate              16,668,921    15,477,777
                                                  -----------   -----------
           Total  Assets                         $17,803,070   $17,546,953
                                                  ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    76,056   $    61,934
  Distributions Payable                              390,705       390,705
  Unearned Rent                                      102,205             0
                                                  -----------   -----------
      Total Current Liabilities                      568,966       452,639
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (36,845)      (38,243)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,322 Units outstanding                       17,270,949    17,132,557
                                                  -----------   -----------
      Total Partners' Capital                     17,234,104    17,094,314
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $17,803,070   $17,546,953
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

INCOME:
   Rent                                          $   456,795   $   422,404
   Investment Income                                  27,784        29,034
                                                  -----------   -----------
        Total Income                                 484,579       451,438
                                                  -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates            65,974        73,505
   Partnership Administration and Property
      Management - Unrelated Parties                   7,009        24,622
   Depreciation                                      119,257       118,529
                                                  -----------   -----------
        Total Expenses                               192,240       216,656
                                                  -----------   -----------

OPERATING INCOME                                     292,339       234,782

GAIN ON SALE OF REAL ESTATE                          241,388             0
                                                  -----------   -----------
NET INCOME                                       $   533,727   $   234,782
                                                  ===========   ===========

NET INCOME ALLOCATED:
   General Partners                              $     5,337   $     2,348
   Limited Partners                                  528,390       232,434
                                                  -----------   -----------
                                                 $   533,727   $   234,782
                                                  ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,322 and 23,548 weighted average Units
 outstanding in 2001 and 2000, respectively)     $     22.66   $      9.87
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   533,727   $   234,782

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    119,257       118,529
     Gain on Sale of Real Estate                    (241,388)            0
     Increase in Receivables                         (20,005)       (3,099)
     Increase in Payable to
        AEI Fund Management, Inc.                     14,122        31,574
     Increase in Unearned Rent                       102,205        95,333
                                                  -----------   -----------
        Total Adjustments                            (25,809)      242,337
                                                  -----------   -----------
        Net Cash Provided By
        Operating Activities                         507,918       477,119
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                    (1,896,770)     (539,353)
    Proceeds from Sale of Real Estate                827,757             0
    Payments Received on
      Short-Term Note  Receivable                    675,920             0
                                                  -----------   -----------
        Net Cash Used For
        Investing Activities                        (393,093)     (539,353)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                        (393,937)     (393,940)
                                                  -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (279,112)     (456,174)

CASH AND CASH EQUIVALENTS, beginning of period     1,388,156     2,412,278
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,109,044   $ 1,956,104
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(33,456)   $17,606,412   $17,572,956   23,548.50

  Distributions               (3,940)      (390,000)     (393,940)

  Net Income                   2,348        232,434       234,782
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2000     $(35,048)   $17,448,846   $17,413,798   23,548.50
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2000  $(38,243)   $17,132,557   $17,094,314   23,322.18

  Distributions               (3,939)      (389,998)     (393,937)

  Net Income                   5,337        528,390       533,727
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2001     $(36,845)   $17,270,949   $17,234,104   23,322.18
                             ========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

(3)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bore interest at 9%
     and was secured by the land, building and equipment. As of December 31, 2000, the Partnership's share of outstanding principal due on the Note was $675,920. On January 16, 2001, the Partnership received the outstanding principal and accrued interest on the Note.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

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

     Through March 31, 2001, the Partnership sold 12.7737% of the Champps Americana restaurant in Schaumburg, Illinois, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,583, which resulted in a total net gain of $191,640. The total cost and related accumulated depreciation of the interests sold was $581,116 and $44,173, respectively. For the three months ended March 31, 2001, the net gain was $97,805.

     Through March 31, 2001, the Partnership sold 54.3992% of the Champps Americana restaurant in Columbus, Ohio, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,841,616, which resulted in a total net gain of $485,511. The total cost and related accumulated depreciation of the interests sold was $1,451,351 and $95,246, respectively. For the three months ended March 31, 2001, the net gain was $143,583.

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

     On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,603,477. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $16,349 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $573,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     The Partnership has incurred net costs of $9,339 relating to the review of potential property acquisitions which have been capitalized and will be allocated to properties in future periods.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $456,795 and $422,404, respectively. During the same periods, the Partnership earned investment income of $27,784 and $29,034, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001, and rent increases on four properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $65,974 and $73,505, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,009 and $24,622, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances decreased $279,112 mainly as a result of cash used to purchase property, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities increased from $477,119 in 2000 to $507,918 in 2001 as a result of an increase in income and a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership generated cash flow from the sale of real estate of $827,757. During the three months ended March 31, 2001 and 2000, the Partnership expended $1,896,770 and $539,353, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through March 31, 2001, the Partnership sold 12.7737% of the Champps Americana restaurant in Schaumburg, Illinois, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,583, which resulted in a total net gain of $191,640. The total cost and related accumulated depreciation of the interests sold was $581,116 and $44,173, respectively. For the three months ended March 31, 2001, the net gain was $97,805.

        Through March 31, 2001, the Partnership sold 54.3992% of the Champps Americana restaurant in Columbus, Ohio, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,841,616, which resulted in a total net gain of $485,511. The total cost and related accumulated depreciation of the interests sold was $1,451,351 and $95,246, respectively. For the three months ended March 31, 2001, the net gain was $143,583.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,603,477. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $16,349 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $573,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

    10.1  Purchase  Agreement dated March  5,  2001  between  the
    Partnership and James and Mary Rea relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

    10.2  Purchase  Agreement dated March  5,  2001  between  the
    Partnership and Michael J. Rush relating to the property at 955 Golf Road, Schaumburg, Illinois.

    10.3 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited
    Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
    Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

    10.4 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

    10.5  Purchase Agreement dated March  26, 2001  between   the
    Partnership and Patrick and Dolores Devlin relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

    10.6  Net Lease Agreement  dated March 30, 2001  between  the
    Partnership and ARAMARK Educational Resources, Inc. relating to the property at 800 South Route 83, Mundelein, Illinois.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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