Form 10QSB
period 2001-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2001-08-14
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II.Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,589,308    $ 1,388,156
  Receivables                                        24,401          5,100
  Short-Term Note Receivable                              0        675,920
                                                 -----------    -----------
      Total Current Assets                        1,613,709      2,069,176
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,418,920      6,134,768
  Buildings and Equipment                        11,279,266     10,832,312
  Construction in Progress                          166,957              0
  Property Acquisition Costs                              0         15,395
  Accumulated Depreciation                       (1,612,911)    (1,504,698)
                                                 -----------    -----------
      Net Investments in Real Estate             16,252,232     15,477,777
                                                 -----------    -----------
           Total  Assets                        $17,865,941    $17,546,953
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    39,420    $    61,934
  Distributions Payable                             405,730        390,705
  Unearned Rent                                      87,600              0
                                                 -----------    -----------
      Total Current Liabilities                     532,750        452,639
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (23,854)       (38,243)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,322 Units outstanding                      17,357,045     17,132,557
                                                 -----------    -----------
      Total Partners' Capital                    17,333,191     17,094,314
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $17,865,941    $17,546,953
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Three Months Ended       Six Months Ended
                            6/30/01      6/30/00     6/30/01     6/30/00

INCOME:
   Rent                    $ 490,012    $ 432,023   $  946,807   $ 854,427
   Investment Income          13,059       26,565       40,843      55,599
                            ---------    ---------   ----------   ---------
        Total Income         503,071      458,588      987,650     910,026
                            ---------    ---------   ----------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                71,750       57,728      137,724     131,233
   Partnership Administration
    and Property Management -
    Unrelated Parties          6,452       21,869       13,461      46,491
   Depreciation              125,927      118,529      245,184     237,058
                            ---------    ---------   ----------   ---------
        Total Expenses       204,129      198,126      396,369     414,782
                            ---------    ---------   ----------   ---------

OPERATING INCOME             298,942      260,462      591,281     495,244

GAIN ON SALE OF REAL ESTATE  209,232            0      450,620           0
                            ---------    ---------   ----------   ---------
NET INCOME                 $ 508,174    $ 260,462   $1,041,901   $ 495,244
                            =========    =========   ==========   =========

NET INCOME ALLOCATED:
   General Partners        $  17,082    $   2,604   $   22,419   $   4,952
   Limited Partners          491,092      257,858    1,019,482     490,292
                            ---------    ---------   ----------   ---------
                           $ 508,174    $ 260,462   $1,041,901   $ 495,244
                            =========    =========   ==========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,322 and 23,548 weighted
 average Units outstanding
 in 2001 and 2000,
 respectively)             $   21.05    $   10.95   $    43.71   $   20.82
                            =========    =========   ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $ 1,041,901    $   495,244

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   245,184        237,058
     Gain on Sale of Real Estate                   (450,620)             0
     Increase in Receivables                        (19,301)       (19,019)
     Decrease in Payable to
        AEI Fund Management, Inc.                   (22,514)        (3,237)
     Increase in Unearned Rent                       87,600        107,796
                                                 -----------    -----------
        Total Adjustments                          (159,651)       322,598
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                        882,250        817,842
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                   (2,051,958)    (1,033,144)
    Proceeds from Sale of Real Estate             1,482,939              0
    Payments Received on Short-Term
      Note Receivable                               675,920              0
                                                 -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                        106,901     (1,033,144)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 15,025              0
   Distributions to Partners                       (803,024)      (787,880)
                                                 -----------    -----------
        Net Cash Used For
        Financing Activities                       (787,999)      (787,880)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             201,152     (1,003,182)

CASH AND CASH EQUIVALENTS, beginning of period    1,388,156      2,412,278
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,589,308    $ 1,409,096
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                    Limited
                                                                  Partnership
                             General      Limited                   Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(33,456)   $17,606,412  $17,572,956    23,548.50

  Distributions               (7,879)      (780,001)    (787,880)

  Net Income                   4,952        490,292      495,244
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2000      $(36,383)   $17,316,703  $17,280,320    23,548.50
                             =========   ===========  ===========  ===========


BALANCE, December 31, 2000  $(38,243)   $17,132,557  $17,094,314    23,322.18

  Distributions               (8,030)      (794,994)    (803,024)

  Net Income                  22,419      1,019,482    1,041,901
                             ---------   -----------  ----------   -----------
BALANCE, June 30, 2001      $(23,854)   $17,357,045  $17,333,191    23,322.18
                             =========   ===========  ==========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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

     Through June 30, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the six months ended June 30, 2001, the net gain was $289,679.

     Through June 30, 2001, the Partnership sold 16.1171% of the Champps Americana restaurant in Schaumburg, Illinois, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $930,207, which resulted in a total net gain of $254,776. The total cost and related accumulated depreciation of the interests sold was $733,218 and $57,787, respectively. For the six months ended June 30, 2001, the net gain was $160,941.

     Subsequent to June 30, 2001, the Partnership sold an additional 5.8928% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $335,000 which resulted in a net gain of approximately $91,000.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

     On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $166,957 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $573,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $946,807 and $854,427, respectively. During the same periods, the Partnership earned investment income of $40,843 and $55,599, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001, and rent increases on five properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $137,724 and $131,233, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,461 and $46,491, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances increased $201,152 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $817,842 in 2000 to $882,250 in 2001 as a result of an increase in income and a decrease in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001, the Partnership generated cash flow from the sale of real estate of $1,482,939. During the six months ended June, 2001 and 2000, the Partnership expended $2,051,958 and $1,033,144, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through June 30, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the six months ended June 30, 2001, the net gain was $289,679.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 2001, the Partnership sold 16.1171% of the Champps Americana restaurant in Schaumburg, Illinois, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $930,207, which resulted in a total net gain of $254,776. The total cost and related accumulated depreciation of the interests sold was $733,218 and $57,787, respectively. For the six months ended June 30, 2001, the net gain was $160,941.

        Subsequent  to  June  30, 2001, the Partnership  sold  an
additional 5.8928% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $335,000 which resulted in a net gain of approximately $91,000.

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

        On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $166,957 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $573,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 6.5% to 6.75%. As a result, distributions were higher in 2001, when compared to 2000.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

       10.2 Purchase Agreement dated May 8, 2001 between the Partnership and The Wood Family Trust relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

       10.3 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

       10.4  Purchase  Agreement dated June  26,  2001  between  the
       Partnership  and  David  L.  Cruickshank  relating   to   the
       property at 955 Golf Road, Schaumburg, Illinois.

       10.5 Purchase Agreement dated July 2, 2001 between the Partnership and The Charles M. and Judith K. Westfahl Community Trust relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.6 Purchase Agreement dated July 20, 2001 between the Partnership and The White Family Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois.

       b. Reports filed on Form  8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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