Form 10QSB
period 2001-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2001-11-13
CIK 931755

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,050,313    $ 1,388,156
  Receivables                                         6,171          5,100
  Short-Term Note Receivable                              0        675,920
                                                 -----------    -----------
      Total Current Assets                        3,056,484      2,069,176
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,897,504      6,134,768
  Buildings and Equipment                        10,495,531     10,832,312
  Property Acquisition Costs                              0         15,395
  Accumulated Depreciation                       (1,610,034)    (1,504,698)
                                                 -----------    -----------
      Net Investments in Real Estate             14,783,001     15,477,777
                                                 -----------    -----------
           Total  Assets                        $17,839,485    $17,546,953
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $         0    $    61,934
  Distributions Payable                             405,730        390,705
  Unearned Rent                                      80,450              0
                                                 -----------    -----------
      Total Current Liabilities                     486,180        452,639
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (11,653)       (38,243)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,322 Units outstanding                      17,364,958     17,132,557
                                                 -----------    -----------
    Total Partners' Capital                      17,353,305     17,094,314
                                                 -----------    -----------
      Total Liabilities and Partners' Capital   $17,839,485    $17,546,953
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended         Nine Months Ended
                            9/30/01        9/30/00     9/30/01        9/30/00

INCOME:
   Rent                    $ 424,785     $ 437,732    $1,371,592   $1,292,159
   Investment Income          20,205        39,911        61,048       95,510
                            ---------     ---------    ----------   ----------
        Total Income         444,990       477,643     1,432,640    1,387,669
                            ---------     ---------    ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                82,427        69,897       220,151      201,130
   Partnership Administration
    and Property Management -
    Unrelated Parties         10,918        15,904        24,379       62,395
   Depreciation              121,520       116,351       366,704      353,409
   Real Estate Impairment    295,354             0       295,354            0
                            ---------     ---------    ----------   ----------
        Total Expenses       510,219       202,152       906,588      616,934
                            ---------     ---------    ----------   ----------

OPERATING INCOME (LOSS)      (65,229)      275,491       526,052      770,735

GAIN ON SALE OF REAL ESTATE  494,429       181,328       945,049      181,328
                            ---------     ---------    ----------   ----------
NET INCOME                 $ 429,200     $ 456,819    $1,471,101   $  952,063
                            =========     =========    ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $  16,292     $   4,569    $   38,711   $    9,521
   Limited Partners          412,908       452,250     1,432,390      942,542
                            ---------     ---------    ----------   ----------
                           $ 429,200     $ 456,819    $1,471,101   $  952,063
                            =========     =========    ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,322 and 23,548
 weighted average Units
 outstanding in 2001 and
 2000, respectively)       $   17.70     $   19.21    $    61.42   $    40.03
                            =========     =========    ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $ 1,471,101     $   952,063

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    366,704         353,409
     Real Estate Impairment                          295,354               0
     Gain on Sale of Real Estate                    (945,049)       (181,328)
     Increase in Receivables                          (1,071)         (4,080)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (61,934)         44,085
     Increase in Unearned Rent                        80,450               0
                                                  -----------     -----------
        Total Adjustments                           (265,546)        212,086
                                                  -----------     -----------
        Net Cash Provided By
        Operating Activities                       1,205,555       1,164,149
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (2,174,765)     (1,335,340)
   Proceeds from Sale of Real Estate               3,152,532         332,662
   Payments Received on Short-Term Note Receivable   675,920               0
                                                  -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                       1,653,687      (1,002,678)
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  15,025               0
   Distributions to Partners                      (1,212,110)     (1,181,820)
                                                  -----------     -----------
        Net Cash Used For
           Financing Activities                   (1,197,085)     (1,181,820)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,662,157      (1,020,349)

CASH AND CASH EQUIVALENTS, beginning of period     1,388,156       2,412,278
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 3,050,313     $ 1,391,929
                                                  ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Note  Receivable Acquired in Sale  of  Property              $   680,000
                                                                  ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(33,456)   $17,606,412   $17,572,956   23,548.50

  Distributions              (11,819)    (1,170,001)   (1,181,820)

  Net Income                   9,521        942,542       952,063
                             ---------   -----------   ----------- -----------
BALANCE, September 30, 2000 $(35,754)   $17,378,953   $17,343,199   23,548.50
                             =========   ===========   =========== ===========


BALANCE, December 31, 2000  $(38,243)   $17,132,557   $17,094,314   23,322.18

  Distributions              (12,121)    (1,199,989)   (1,212,110)

  Net Income                  38,711      1,432,390     1,471,101
                             ---------   -----------   ----------- -----------
BALANCE, September 30, 2001 $(11,653)   $17,364,958   $17,353,305   23,322.18
                             =========   ===========   =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     Through September 30, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the nine months ended September 30, 2001, the net gain was $289,679.

     Through September 30, 2001, the Partnership sold 41.4388% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,419,052, which resulted in a total net gain of $699,827. The total cost and related accumulated depreciation of the interests sold was $1,885,182 and $165,957, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $605,992 and $51,515, respectively.

     Subsequent to September 30, 2001, the Partnership sold an additional 7.239% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $415,000, which resulted in a net gain of approximately $117,000.

     On September 18, 2001, the Partnership sold 3.5565% of the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of $180,748, which resulted in a net gain of $49,378. The cost and related accumulated depreciation of the interest sold was $147,597 and $16,227, respectively.

     Subsequent  to September 30, 2001, the Partnership  sold  an additional 12.3037% of the Champps Americana restaurant in Livonia, Michigan, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $650,000, which resulted in a net gain of approximately $196,000.

     During the first nine months of 2000, the Partnership distributed $55,577 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

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

     On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,335. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $50,812 for past due rent, which has not been accrued. In October, 2001, the
     Partnership received an offer to sell the restaurant for $900,000. The Partnership is in the process of terminating the Lease to accommodate the sale and it is improbable that any of the unpaid rent will be collected. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which is the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $1,371,592 and
$1,292,159, respectively. During the same periods, the Partnership earned investment income of $61,048 and $95,510, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001, and rent increases on four properties. These increases in rental income were partially offset by a decrease in rental income as a result of the loss of rent from the Denny's restaurant and the property sales discussed below.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $50,812 for past due rent, which has not been accrued. In October, 2001, the Partnership received an offer to sell the restaurant for $900,000. The Partnership is in the process of terminating the Lease to accommodate the sale and it is improbable that any of the unpaid rent will be collected. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which is the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $220,151 and $201,130, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,379 and $62,395, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances increased $1,662,157 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $1,164,149 in 2000 to $1,205,555 in 2001 as a result of an increase in income and a decrease in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $3,152,532 and $332,662, respectively. During the same periods, the Partnership expended $2,174,765 and $1,335,340, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through September 30, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the nine months ended September 30, 2001, the net gain was $289,679.

        Through September 30, 2001, the Partnership sold 41.4388% of the Champps Americana restaurant in Schaumburg, Illinois, in ten separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,419,052, which resulted in a total net gain of $699,827. The total cost and related accumulated depreciation of the interests sold was $1,885,182 and $165,957, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $605,992 and $51,515, respectively.

        Subsequent to September 30, 2001, the Partnership sold an additional 7.239% of the Champps Americana restaurant in Schaumburg, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $415,000, which resulted in a net gain of approximately $117,000.

       On September 18, 2001, the Partnership sold 3.5565% of the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of $180,748, which resulted in a net gain of $49,378. The cost and related accumulated depreciation of the interest sold was $147,597 and $16,227, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Subsequent to September 30, 2001, the Partnership sold an additional 12.3037% of the Champps Americana restaurant in Livonia, Michigan, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $650,000, which resulted in a net gain of approximately $196,000.

        During the first nine months of 2000, the Partnership distributed $55,577 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,335. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 1, 2001, eight Limited Partners redeemed a total of 86.83 Partnership Units for $68,050 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, twenty-five Limited Partners redeemed a total of 677.82 Partnership Units for $579,879. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Purchase Agreement dated July 30, 2001 between the Partnership and the Hoang/Do Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.2 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.3   Purchase  Agreement, as amended,  dated  September 11,
              2001 between the Partnership and The Elizabeth C. Hsu Living Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.4 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.5 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.6 Property Co-Tenancy Ownership Agreement, as amended, dated September 18, 2001 between the Partnership and The Elizabeth C. Hsu Living Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.7   Purchase  Agreement, as amended,  dated  September  21,
              2001 between the Partnership and The Sherrill L. Hossom Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.8   Purchase  Agreement, as amended,  dated  September  24,
              2001 between the Partnership and The Linda L. Landes Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.9   Purchase Agreement dated September 25, 2001 between  the
              Partnership   and  Kenneth  Robert  Mayne  Properties,   L.C.
              relating to the property at 955 Golf Road, Schaumburg, Illinois.

       10.10  First  Amendment  to  Net  Lease  Agreement  dated
              September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.11  Property  Co-Tenancy  Ownership  Agreement  dated
              October 1, 2001 between the Partnership and Barbara Bou-Sliman relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.12  Property  Co-Tenancy  Ownership   Agreement,   as
              amended, October 1, 2001 between the Partnership and The Linda L. Landes Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.13  Property  Co-Tenancy  Ownership   Agreement,   as
              amended, October 1, 2001 between the Partnership and The Sherrill L. Hossom Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.14 Purchase Agreement dated October 5, 2001 between the Partnership and The Patricia A. Struif Trust relating to the property at 955 Golf Road, Schaumburg, Illinois.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 26, 2001      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)