Form 10KSB
period 2001-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2002-03-29
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $1,843,888.

As of February 28, 2002, there were 23,235.346 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,235,346.

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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

        Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.

        Through December 31, 2001, the Partnership sold 48.6778% of the Champps Americana restaurant in Schaumburg, Illinois, in twelve separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,838,148, which resulted in a total net gain of $821,530. The total cost and related accumulated depreciation of the interests sold was $2,214,507 and $197,889, respectively. For the years ended December 31, 2001 and 2000, the net gain was $727,695 and $93,835, respectively.

        During 2001, the Partnership sold 25.3199% of the Champps Americana restaurant in Livonia, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,355,792, which resulted in a total net gain of $423,383. The total cost and related accumulated depreciation of the interest sold was $1,050,791 and $118,382, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,902. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $850,000. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.

Major Tenants

        During 2001, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 80% of total rental revenue in 2001. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                             Total Property                Annual    Annual
                   Purchase    Acquisition                 Lease     Rent Per
Property             Date         Costs      Lessee        Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                             RTM Gulf
 (2.6811%)          5/31/95   $   23,049   Coast, Inc.     $  2,601  $32.72

Garden Ridge Retail Store
 Pineville, NC                                Garden
 (40.75%)           3/28/96   $3,644,391    Ridge, L.P.    $423,945  $ 7.34

Denny's Restaurant
 Covington, LA      3/19/97   $1,304,948      (1)

Champps                                       Champps
 Americana Restaurant                      Entertainment
 San Antonio, TX   12/23/97   $2,833,357   of Texas, Inc.  $317,780  $36.61

Champps
 Americana Restaurant
 Schaumburg, IL                               Champps
 (.9222%)          12/31/97   $   41,954   Americana, Inc. $  4,720  $45.87

Champps
 Americana Restaurant
 Livonia, MI                                  Champps
 (74.6801%)         5/19/98   $3,099,269   Americana, Inc. $344,034  $50.33

Champps
 Americana Restaurant                        Champps
 Centerville, OH                            Operating
 (25.0%)            1/27/99   $  984,426   Corporation     $101,365  $43.28


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                             Total Property                Annual    Annual
                   Purchase    Acquisition                 Lease     Rent Per
Property             Date         Costs      Lessee        Payment   Sq. Ft.

Tumbleweed Restaurant                       Tumbleweed,
 Fort Wayne, IN     9/11/00   $1,334,315       Inc.        $135,274  $22.51

Children's World                              ARAMARK
 Daycare Center                             Educational
 Mundelein, IL      3/30/01   $1,618,824  Resources, Inc.  $153,710  $16.81

Johnny Carino's
 Restaurant
 Austin, TX                               Kona Restaurant
 (25.0%)            9/26/01   $  571,902    Group, Inc.    $ 60,191  $37.27

(1)The property is vacant and under contract to be sold.

      The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Champps Americana restaurant in Schaumburg, Illinois are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Johnny Carino's restaurant are owned by AEI Real Estate Fund 85-A Limited
Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC. The remaining interests in the Arby's restaurant and the Champps Americana restaurant in Livonia, Michigan are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Children's World daycare center and the Tumbleweed restaurant, which have Lease terms of 15 years, and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 15 years for the Children's World daycare center and the Champps Americana and Johnny Carino's restaurants, and 25 years for the Garden Ridge retail store.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        Through December 31, 2001, all properties listed above were 100% occupied by the lessees, except the Denny's restaurant which has been 100% vacant since December 10, 2001.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,296 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, eight Limited Partners redeemed a total  of
86.83 Partnership Units for $68,050 in accordance with the Partnership Agreement. In prior years, twenty-five Limited Partners redeemed a total of 677.82 Partnership Units for $579,879. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $16,899 and $17,641 were made to the General Partners and $1,604,986 and $1,559,999 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $159,075 and $226,111 of proceeds from property sales in 2001 and 2000, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $1,763,031 and
$1,738,729, respectively. During the same periods, the Partnership earned investment income of $80,857 and $132,150, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001, and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. In 2001, investment income decreased as the Partnership received less interest income from construction advances, from the money market account (due to lower interest rates in 2001) and from the Note related to the sale of the Media Play store, which was outstanding for a shorter period in 2001 versus 2000.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $850,000. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $282,187 and $260,974, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,447 and $74,283, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2001, the Partnership's cash balances increased $3,072,684 mainly as a result of cash generated from the sale of property which was partially offset by cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $1,571,670 in 2000 to $1,500,344 in 2001 mainly as a result of a decrease in income in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $4,746,672 and $499,585, respectively. During the same periods, the Partnership expended $2,175,331 and $1,335,405, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through December 31, 2001, the Partnership sold 48.6778% of the Champps Americana restaurant in Schaumburg, Illinois, in twelve separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,838,148, which resulted in a total net gain of $821,530. The total cost and related accumulated depreciation of the interests sold was $2,214,507 and $197,889, respectively. For the years ended December 31, 2001 and 2000, the net gain was $727,695 and $93,835, respectively.

        During 2001, the Partnership sold 25.3199% of the Champps Americana restaurant in Livonia, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,355,792, which resulted in a total net gain of $423,383. The total cost and related accumulated depreciation of the interest sold was $1,050,791 and $118,382, respectively.

       During 2001 and 2000, the Partnership distributed $160,682 and $228,395 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.85 and $9.68 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,902. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 6.5% to 6.75%. As a result, distributions were higher during 2001 when compared to 2000.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, eight Limited Partners redeemed a total  of
86.83 Partnership Units for $68,050 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, twenty-five Limited Partners redeemed a total of 677.82 Partnership Units for $579,879. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Minneapolis, Minnesota        /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  23, 2002                 Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,460,840    $ 1,388,156
  Receivables                                         9,567          5,100
  Short-Term Note Receivable                              0        675,920
                                                 -----------    -----------
      Total Current Assets                        4,470,407      2,069,176
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,976,315      6,134,768
  Buildings and Equipment                         9,175,172     10,832,312
  Property Acquisition Costs                              0         15,395
  Accumulated Depreciation                       (1,418,203)    (1,504,698)
                                                 -----------    -----------
                                                 12,733,284     15,477,777
  Real Estate Held for Sale                         846,124              0
                                                 -----------    -----------
      Net Investments in Real Estate             13,579,408     15,477,777
                                                 -----------    -----------
           Total  Assets                        $18,049,815    $17,546,953
                                                 ===========    ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    37,491    $    61,934
  Distributions Payable                             405,719        390,705
                                                 -----------    -----------
      Total Current Liabilities                     443,210        452,639
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   13,932        (38,243)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,235 and 23,322 Units outstanding
   in 2001 and 2000, respectively                17,592,673     17,132,557
                                                 -----------    -----------
     Total Partners' Capital                     17,606,605     17,094,314
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $18,049,815    $17,546,953
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001           2000

INCOME:
  Rent                                         $ 1,763,031    $ 1,738,729
  Investment Income                                 80,857        132,150
                                                -----------    -----------
      Total Income                               1,843,888      1,870,879
                                                -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates          282,187        260,974
  Partnership Administration and Property
     Management - Unrelated Parties                 32,447         74,283
  Depreciation                                     472,431        473,893
  Real Estate Impairment                           295,354              0
                                                -----------    -----------
      Total Expenses                             1,082,419        809,150
                                                -----------    -----------

OPERATING INCOME                                   761,469      1,061,729

GAIN ON SALE OF REAL ESTATE                      1,440,757        223,648
                                                -----------    -----------
NET INCOME                                     $ 2,202,226    $ 1,285,377
                                                ===========    ===========

NET INCOME ALLOCATED:
  General Partners                             $    69,074    $    12,854
  Limited Partners                               2,133,152      1,272,523
                                                -----------    -----------
                                               $ 2,202,226    $ 1,285,377
                                                ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,300 and 23,492 weighted average Units
 outstanding in 2001 and 2000, respectively)   $     91.55    $     54.17
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 2,202,226   $ 1,285,377

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    472,431       473,893
     Real Estate Impairment                          295,354             0
     Gain on Sale of Real Estate                  (1,440,757)     (223,648)
     Increase in Receivables                          (4,467)       (5,100)
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                   (24,443)       41,148
                                                  -----------   -----------
       Total Adjustments                            (701,882)      286,293
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,500,344     1,571,670
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (2,175,331)   (1,335,405)
   Proceeds from Sale of Real Estate               4,746,672       499,585
   Payments Received on Short-Term Note Receivable   675,920         4,080
                                                  -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                    3,247,261      (831,740)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       15,014           (33)
   Distributions to Partners                      (1,621,198)   (1,575,757)
   Redemption Payments                               (68,737)     (188,262)
                                                  -----------   -----------
       Net Cash Used For
         Financing Activities                     (1,674,921)   (1,764,052)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            3,072,684    (1,024,122)

CASH AND CASH EQUIVALENTS, beginning of period     1,388,156     2,412,278
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,460,840   $ 1,388,156
                                                  ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property                $   680,000
                                                                ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE,  December 31, 1999  $(33,456)  $17,606,412  $17,572,956    23,548.50

   Distributions              (15,758)   (1,559,999)  (1,575,757)

  Redemption Payments          (1,883)     (186,379)    (188,262)     (226.32)

  Net Income                   12,854     1,272,523    1,285,377
                              ---------  -----------  -----------  -----------
BALANCE, December 31, 2000    (38,243)   17,132,557   17,094,314    23,322.18

   Distributions              (16,212)   (1,604,986)  (1,621,198)

  Redemption Payments            (687)      (68,050)     (68,737)      (86.83)

  Net Income                   69,074     2,133,152    2,202,226
                              ---------  -----------  -----------  -----------
BALANCE, December 31, 2001   $ 13,932   $17,592,673  $17,606,605    23,235.35
                              =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. As of December 31, 2001, the Partnership owns a .9222% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 13.4% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 25.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 25.0% interest in a Johnny Carino's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership. The Partnership owned a 34.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owned a 67.8% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2001          2000

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 282,187      $ 260,974
                                                 ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  32,447      $  74,283
                                                 ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $36,659 and $37,442
  for 2001 and 2000, respectively.              $ (15,919)     $  (7,595)
                                                 ========       ========
d.AEI is reimbursed  for all costs incurred in
  connection with the sale of property.         $ 190,895      $  13,445
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

                   DECEMBER 31, 2001 AND 2000

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

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare center and the Tumbleweed restaurant, which have Lease terms of 15 years, and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 15 years for the Children's World daycare center and the Champps Americana and Johnny Carino's restaurants, and 25 years for the Garden Ridge retail store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The Tumbleweed restaurant was constructed and acquired in 2000. The Children's World daycare center was constructed in 2000 and acquired in 2001. The Johnny Carino's restaurant was constructed and acquired in 2001. The remaining properties were constructed and acquired in 1996 or 1997. There have been no costs capitalized as improvements subsequent to the acquisitions.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     The  cost  of  the  property not held for sale  and  related
     accumulated  depreciation  at  December  31,  2001  are   as
     follows:

                                         Buildings and            Accumulated
Property                       Land        Equipment     Total    Depreciation

Arby's, Montgomery, AL      $    10,033  $    13,016  $    23,049  $     3,427
Garden Ridge, Pineville, NC   1,181,253    2,463,138    3,644,391      566,522
Champps Americana,
 San Antonio, TX              1,127,016    1,706,341    2,833,357      324,308
Champps Americana,
 Schaumburg, IL                  17,836       24,118       41,954        4,291
Champps Americana,
 Livonia, MI                    853,156    2,246,113    3,099,269      370,550
Champps Americana,
 Centerville, OH                498,204      486,222      984,426       63,410
Tumbleweed,
 Fort Wayne, IN                 562,078      772,237    1,334,315       47,316
Children's World,
 Mundelein, IL                  435,936    1,182,888    1,618,824       35,487
Johnny Carino's,
 Austin, TX                     290,803      281,099      571,902        2,892
                             -----------  -----------  -----------   ----------
                            $ 4,976,315  $ 9,175,172  $14,151,487   $1,418,203
                             ===========  ===========  ===========   ==========


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

     Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a total net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     Through December 31, 2001, the Partnership sold 48.6778% of the Champps Americana restaurant in Schaumburg, Illinois, in twelve separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,838,148, which resulted in a total net gain of $821,530. The total cost and related accumulated depreciation of the interests sold was $2,214,507 and $197,889, respectively. For the years ended December 31, 2001 and 2000, the net gain was $727,695 and $93,835, respectively.

     During 2001, the Partnership sold 25.3199% of the Champps Americana restaurant in Livonia, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,355,792, which resulted in a total net gain of $423,383. The total cost and related accumulated depreciation of the interest sold was $1,050,791 and $118,382, respectively.

     During 2001 and 2000, the Partnership distributed $160,682 and $228,395 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.85 and $9.68 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,902.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $850,000. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. The land and building have been classified as Real Estate Held for Sale at December 31, 2001.

     The  Partnership  owns  a  2.6811%  interest  in  an  Arby's
     restaurant.   The remaining interests in this  property  are
     owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002           $ 1,543,643
                       2003             1,544,435
                       2004             1,546,732
                       2005             1,546,773
                       2006             1,546,814
                       Thereafter      16,027,880
                                       -----------
                                      $23,756,277
                                        ========

     There were no contingent rents recognized in 2001 or 2000.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2001         2000
        Tenants                 Industry

     Champps Americana Group   Restaurant     $  998,729   $1,137,251
     Garden Ridge, L.P.        Retail            417,283      383,973
                                               ----------   ----------

     Aggregate rent revenue of major tenants  $1,416,012   $1,521,224
                                               ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               80%          87%
                                               ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $16,899 and $17,641 were made to the General Partners and $1,604,986 and $1,559,999 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $68.88 and $66.41 per Limited Partnership Unit outstanding using 23,300 and 23,492 weighted average Units in 2001 and 2000, respectively. The distributions represent $68.88 and $46.18 per Unit of Net Income and $-0- and $20.23 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $159,075 and $226,111 of proceeds from property sales in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Partners' Capital - (Continued)

     During  2001,  eight Limited Partners redeemed  a  total  of
     86.83 Partnership Units for $68,050 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, twelve Limited Partners redeemed a total of 226.32 Partnership Units for $186,379. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,032.91 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 2001           2000

     Net Income for Financial
      Reporting Purposes                     $2,202,226      $1,285,377

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        161,296         150,861

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes           295,354               0

     Amortization of Start-Up and
      Organization Costs                        (49,289)        (60,493)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (121,527)       (607,617)
                                              -----------     -----------
           Taxable Income to Partners        $2,488,060      $  768,128
                                              ===========     ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                   2001          2000

     Partners' Capital for
       Financial  Reporting Purposes            $17,606,605   $17,094,314

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                            808,776       473,653

     Capitalized Start-Up Costs
      Under Section 195                             291,517       291,517

     Amortization of Start-Up and
      Organization Costs                           (283,543)     (234,254)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes            3,214,043     3,214,043
                                                 -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes          $21,637,398   $20,839,273
                                                 ===========   ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2001                       2000
                           Carrying       Fair      Carrying       Fair
                            Amount       Value       Amount        Value

     Cash                $      115   $      115   $      176   $      176
     Money Market Funds   4,460,725    4,460,725    1,387,980    1,387,980
                          ----------   ----------   ----------   ----------
      Total Cash and
        Cash Equivalents $4,460,840   $4,460,840   $1,388,156   $1,388,156
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method       Inception (August 31, 1994)
Compensation                 of Compensation          To December 31, 2001

AEI Securities, Inc.  Selling Commissions equal to 8%        $2,400,000
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  413,421
Affiliates            Acquisition Expenses


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method       Inception (August 31, 1994)
Compensation                 of Compensation          To December 31, 2001

General Partners and  Reimbursement at Cost for all          $1,645,064
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all          $  317,193
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal      $   95,242
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds    $   14,193
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10% of distributions of
                      Net Proceeds of Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits -
                             Description

     3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
     Statement on Form SB-2 filed October 10, 1994 [File No.  33-
     85076C]).

     3.2 Restated Limited Partnership Agreement to the Prospectus (incorporated by reference to Exhibit A of Amendment No. 2 of the registrant's Registration Statement on Form SB-2 filed January 20, 1995 [File No. 33-85076C]).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

     10.1 Net Lease Agreement dated May 31, 1995, between the Partnership and RTM Gulf Coast, Inc., relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit A of Form 8-K filed June 14, 1995).

     10.2 Net Lease Agreement dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 10, 1996).

     10.3 First Amendment to Lease Agreement dated March 1, 1996 between TKC X, LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.2 of Form 8-K filed April 10, 1996).

     10.4 Assignment and Assumption of Lease dated March 28, 1996 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed April 10, 1996).

     10.5 Net Lease Agreement dated March 14, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed March 25, 1997).

     10.6 Net Lease Agreement dated March 19, 1997 between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 720 North Highway 190, Covington, Louisiana (incorporated by reference to Exhibit 10.6 of Form 8-K filed March 25, 1997).

     10.7 Net Lease Agreement dated April 21, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 13, 1997).

     10.8  Net  Lease  Agreement dated July 8, 1997  between  the
     Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 5, 1997).

     10.9 First Amendment to Net Lease Agreement dated December 23, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 5, 1998).

     10.10 First Amendment to Net Lease Agreement dated December 31, 1997 between the Partnership, AEI Net Lease
     Income  &  Growth  Fund  XX Limited Partnership,  Net  Lease
     Income & Growth Fund 84-A, and Champps Americana, Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 5, 1998).

     10.11 First Amendment to Net Lease Agreement dated May 19, 1998 between the Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit
     10.2 of Form 8-K filed June 16, 1998).

     10.12 Net Lease Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 9, 1998).

     10.13 First Amendment to Net Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 12, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.14 Co-Tenancy Agreement dated July 27, 1999 between the Partnership and Catharine C. Whittenburg Testamentary Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed July 30, 1999).

     10.15 Co-Tenancy Agreement dated July 28, 1999 between the Partnership and Terry Roland relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed July 30,
     1999).

     10.16 Co-Tenancy Agreement dated August 6, 1999 between the Partnership and VTA Building Company relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 8, 1999).

     10.17 Co-Tenancy Agreement dated October 22, 1999 between the Partnership and The Barrett Family Trust relating to the property at 2719 Zelda Road, Montgomery, Alabama (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed November 8, 1999).

     10.18 Development Financing Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 10, 2000).

     10.19 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 10, 2000).

     10.20 Purchase Agreement dated June 12, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and MAH Properties LLC relating to the property at 7370 W. 153rd Street, Apple Valley, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 2, 2000).

     10.21 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.1 of Form 10-QSB filed November 7, 2000).

     10.22 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 7, 2000).

     10.23 Purchase Agreement dated September 26, 2000 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and Garden Ridge Development LLC relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 7, 2000).

     10.24 Purchase Agreement dated October 12, 2000 between the Partnership and the Neal Goldman Revocable Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 7, 2000).

     10.25 Purchase Agreement dated January 26, 2001 between the Partnership and Charles M. and Judith K. Westfahl relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 8, 2001).

     10.26 Purchase Agreement dated March 5, 2001 between the Partnership and James and Mary Rea relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 10, 2001).

     10.27 Purchase Agreement dated March 5, 2001 between the Partnership and Michael J. Rush relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 10, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.28 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed May 10, 2001).

     10.29 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
     Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed May 10, 2001).

     10.30 Purchase Agreement dated March 26, 2001 between the Partnership and Patrick and Dolores Devlin relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed May 10, 2001).

     10.31 Net Lease Agreement dated March 30, 2001 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 800 South Route 83, Mundelein, Illinois (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed May 10, 2001).

     10.32 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7, 2001).

     10.33 Purchase Agreement dated May 8, 2001 between the Partnership and The Wood Family Trust relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 7, 2001).

     10.34 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 7,
     2001).

     10.35 Purchase Agreement dated June 26, 2001 between the Partnership and David L. Cruickshank relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed August 7, 2001).

     10.36 Purchase Agreement dated July 2, 2001 between the Partnership and The Charles M. and Judith K. Westfahl Community Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit
     10.5 of Form 10-QSB filed August 7, 2001).

     10.37 Purchase Agreement dated July 20, 2001 between the Partnership and The White Family Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed August 7, 2001).

     10.38 Purchase Agreement dated July 30, 2001 between the Partnership and the Hoang/Do Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed October 26, 2001).

     10.39 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed October 26, 2001).

     10.40 Purchase Agreement, as amended, dated September 11, 2001 between the Partnership and The Elizabeth C. Hsu Living Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed October 26, 2001).

     10.41 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed October 26, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

     10.42 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed October 26, 2001).

     10.43 Property Co-Tenancy Ownership Agreement, as amended, dated September 18, 2001 between the Partnership and The Elizabeth C. Hsu Living Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed October 26, 2001).

     10.44 Purchase Agreement, as amended, dated September 21, 2001 between the Partnership and The Sherrill L. Hossom Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.7 of Form 10-QSB filed October 26, 2001).

     10.45 Purchase Agreement, as amended, dated September 24, 2001 between the Partnership and The Linda L. Landes Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.8 of Form 10-QSB filed October 26, 2001).

     10.46 Purchase Agreement dated September 25, 2001 between the Partnership and Kenneth Robert Mayne Properties, L.C. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit
     10.9 of Form 10-QSB filed October 26, 2001).

     10.47 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed October 26, 2001).

     10.48 Property Co-Tenancy Ownership Agreement dated October 1, 2001 between the Partnership and Barbara Bou-Sliman relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit
     10.11 of Form 10-QSB filed October 26, 2001).

     10.49 Property Co-Tenancy Ownership Agreement, as amended, October 1, 2001 between the Partnership and The Linda L. Landes Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.12 of Form 10-QSB filed October 26,
     2001).

     10.50 Property Co-Tenancy Ownership Agreement, as amended, October 1, 2001 between the Partnership and The Sherrill L. Hossom Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.13 of Form 10-QSB filed October 26,
     2001).

     10.51 Purchase Agreement dated October 5, 2001 between the Partnership and The Patricia A. Struif Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.14 of Form 10-QSB filed October 26, 2001).

     10.52 Purchase Agreement dated October 19, 2001 between the Partnership and Tony Thai Nguyen relating to the property at 720 North Highway 190, Covington, Louisiana.

     10.53 Purchase Agreement dated October 23, 2001 between the Partnership and Gregory A. Roemhild relating to the property at 19470 Haggerty Road, Livonia, Michigan.

     10.54 Purchase Agreement dated November 1, 2001 between the Partnership and David L. Cruickshank relating to the property at 19470 Haggerty Road, Livonia, Michigan.

     10.55      Property  Co-Tenancy  Ownership  Agreement  dated
     November  7,  2001  between  the Partnership  and  David  L.
     Cruickshank  relating  to  the property  at  19470  Haggerty
     Road, Livonia, Michigan.

     10.56      Property  Co-Tenancy  Ownership  Agreement  dated
     November  16,  2001 between the Partnership and  Gregory  A.
     Roemhild relating to the property at 19470 Haggerty Road, Livonia, Michigan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.57      Lease  Termination Agreement  dated  December  3,
     2001  between  the  Partnership and  Huntington  Restaurants
     Group,  Inc.  relating to the property at 720 North  Highway
     190, Covington, Louisiana.

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

                           AEI INCOME & GROWTH FUND XXI
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 8, 2002              By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                  Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)