Form 10QSB
period 2002-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2002-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 6,224,948     $ 4,460,840
  Receivables                                             0           9,567
                                                 -----------     -----------
      Total Current Assets                        6,224,948       4,470,407
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,772,632       4,976,315
  Buildings and Equipment                         8,661,773       9,175,172
  Accumulated Depreciation                       (1,427,242)     (1,418,203)
                                                 -----------     -----------
                                                 12,007,163      12,733,284
  Real Estate Held for Sale                               0         846,124
                                                 -----------     -----------
      Net Investments in Real Estate             12,007,163      13,579,408
                                                 -----------     -----------
          Total Assets                          $18,232,111     $18,049,815
                                                 ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    40,756     $    37,491
  Distributions Payable                             405,719         405,719
  Unearned Rent                                      57,973               0
                                                 -----------     -----------
      Total Current Liabilities                     504,448         443,210
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   15,143          13,932
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,235 Units outstanding                   17,712,520      17,592,673
                                                 -----------     -----------
      Total Partners' Capital                    17,727,663      17,606,605
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $18,232,111     $18,049,815
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2002            2001

INCOME:
   Rent                                         $   383,592     $   456,795
   Investment Income                                 18,105          27,784
                                                 -----------     -----------
        Total Income                                401,697         484,579
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           80,397          65,974
   Partnership Administration and Property
      Management - Unrelated Parties                 15,240           7,009
   Depreciation                                      98,821         119,257
                                                 -----------     -----------
        Total Expenses                              194,458         192,240
                                                 -----------     -----------

OPERATING INCOME                                    207,239         292,339

GAIN ON SALE OF REAL ESTATE                         322,906         241,388
                                                 -----------     -----------
NET INCOME                                      $   530,145     $   533,727
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     5,301     $     5,337
   Limited Partners                                 524,844         528,390
                                                 -----------     -----------
                                                $   530,145     $   533,727
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (23,235 and 23,322 weighted average Units
 outstanding in 2002 and 2001, respectively)    $     22.59     $     22.66
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   530,145   $   533,727

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       98,821       119,257
     Gain on Sale of Real Estate                      (322,906)     (241,388)
     (Increase) Decrease in Receivables                  9,567       (20,005)
     Increase in Payable to
        AEI Fund Management, Inc.                        3,265        14,122
     Increase in Unearned Rent                          57,973       102,205
                                                    -----------   -----------
        Total Adjustments                             (153,280)      (25,809)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           376,865       507,918
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (1,896,770)
   Proceeds from Sale of Real Estate                 1,796,330       827,757
   Payments Received on Short-Term Note Receivable           0       675,920
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                         1,796,330      (393,093)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                          (409,087)     (393,937)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              1,764,108      (279,112)

CASH AND CASH EQUIVALENTS, beginning of period       4,460,840     1,388,156
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 6,224,948   $ 1,109,044
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners       Total     Outstanding


BALANCE, December 31, 2000  $(38,243)   $17,132,557   $17,094,314   23,322.18

  Distributions               (3,939)      (389,998)    (393,937)

  Net Income                   5,337        528,390      533,727
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2001     $(36,845)   $17,270,949   $17,234,104   23,322.18
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2001  $ 13,932    $17,592,673   $17,606,605   23,235.35

  Distributions               (4,090)      (404,997)     (409,087)

  Net Income                   5,301        524,844       530,145
                             --------    -----------   -----------  ----------
BALANCE, March 31, 2002     $ 15,143    $17,712,520   $17,727,663   23,235.35
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively.

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

     Through March 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the three months ended March 31, 2002 and 2001, the net gain was $16,738 and $97,805, respectively.

     Through March 31, 2002, the Partnership sold 41.5878% of the Champps Americana restaurant in Livonia, Michigan, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,281,713, which resulted in a total net gain of $759,533. The total cost and related accumulated depreciation of the interests sold was $1,725,919 and $203,739, respectively. For the three months ended March 31, 2002, the net gain was $336,150.

     During the first three months of 2002, the Partnership distributed $103,028 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.39 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On February 19,
     2002, the sale closed with the Partnership receiving net sale proceeds of $816,143 which resulted in a net loss of $29,982.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $383,592 and $456,795, respectively. During the same periods, the Partnership earned investment income of $18,105 and $27,784, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by additional rent received from two property acquisitions in 2001 and rent increases on four properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of $816,143 which resulted in a net loss of $29,982.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $80,397 and $65,974, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,240 and $7,009, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances increased $1,764,108 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $507,918 in 2001 to $376,865 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002, and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $1,796,330 and $827,757, respectively. During the three months ended March 31, 2001, the Partnership expended $1,896,770 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through March 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the three months ended March 31, 2002 and 2001, the net gain was $16,738 and $97,805, respectively.

        Through March 31, 2002, the Partnership sold 41.5878% of the Champps Americana restaurant in Livonia, Michigan, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,281,713, which resulted in a total net gain of $759,533. The total cost and related accumulated depreciation of the interests sold was $1,725,919 and $203,739, respectively. For the three months ended March 31, 2002, the net gain was $336,150.

        During the first three months of 2002, the Partnership distributed $103,028 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.39 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 6.5% to 6.75%. As a result, distributions were higher in 2002 when compared to 2001.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                                    Description

       10.1 Purchase Agreement dated March 12, 2002 between the Partnership and Biscayne Reef Properties LLC relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       10.2 Property Co-Tenancy Ownership Agreement dated March 14, 2002 between the Partnership and Biscayne Reef Properties LLC relating to the property at 19470 Haggerty Road, Livonia, Michigan.

       b.    Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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