Form 10QSB
period 2002-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2002-08-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,003,149    $ 4,460,840
  Receivables                                             0          9,567
                                                 -----------    -----------
      Total Current Assets                        3,003,149      4,470,407
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,318,172      4,976,315
  Buildings and Equipment                        11,522,137      9,175,172
  Accumulated Depreciation                       (1,424,462)    (1,418,203)
                                                 -----------    -----------
                                                 15,415,847     12,733,284
  Real Estate Held for Sale                               0        846,124
                                                 -----------    -----------
      Net Investments in Real Estate             15,415,847     13,579,408
                                                 -----------    -----------
          Total Assets                          $18,418,996    $18,049,815
                                                 ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    52,682    $    37,491
  Distributions Payable                             405,719        405,719
  Unearned Rent                                      84,045              0
                                                 -----------    -----------
      Total Current Liabilities                     542,446        443,210
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   16,631         13,932
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,235 Units outstanding                      17,859,919     17,592,673
                                                 -----------    -----------
      Total Partners' Capital                    17,876,550     17,606,605
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $18,418,996    $18,049,815
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended        Six Months Ended
                             6/30/02       6/30/01     6/30/02      6/30/01

INCOME:
   Rent                     $ 378,239    $ 490,012   $  761,831   $  946,807
   Investment Income           21,302       13,059       39,407       40,843
                             ---------    ---------   ----------   ----------
        Total Income          399,541      503,071      801,238      987,650
                             ---------    ---------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                64,102       71,750      144,499      137,724
   Partnership Administration
     and Property Management -
     Unrelated Parties         22,092        6,452       37,332       13,461
   Depreciation                92,954      125,927      191,775      245,184
                             ---------    ---------   ----------   ----------
        Total Expenses        179,148      204,129      373,606      396,369
                             ---------    ---------   ----------   ----------

OPERATING INCOME              220,393      298,942      427,632      591,281

GAIN ON SALE OF REAL ESTATE   337,582      209,232      660,488      450,620
                             ---------    ---------   ----------   ----------
NET INCOME                  $ 557,975    $ 508,174   $1,088,120   $1,041,901
                             =========    =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $   5,580    $  17,082   $   10,881   $   22,419
   Limited Partners           552,395      491,092    1,077,239    1,019,482
                             ---------    ---------   ----------   ----------
                            $ 557,975    $ 508,174   $1,088,120   $1,041,901
                             =========    =========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,235 and 23,322
 weighted average Units
 outstanding in 2002 and
 2001, respectively)        $   23.77    $   21.05   $    46.36   $    43.71
                             =========    =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
<PAGE
        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,088,120    $ 1,041,901

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      191,775        245,184
     Gain on Sale of Real Estate                      (660,488)      (450,620)
     (Increase) Decrease in Receivables                  9,567        (19,301)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       15,191        (22,514)
     Increase in Unearned Rent                          84,045         87,600
                                                    -----------    -----------
        Total Adjustments                             (359,910)      (159,651)
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           728,210        882,250
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (4,131,554)    (2,051,958)
   Proceeds from Sale of Real Estate                 2,763,828      1,482,939
   Payments Received on Short-Term Note Receivable           0        675,920
                                                    -----------    -----------
        Net Cash Provided By (Used For)
          Investing Activities                      (1,367,726)       106,901
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0         15,025
   Distributions to Partners                          (818,175)      (803,024)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (818,175)      (787,999)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (1,457,691)       201,152

CASH AND CASH EQUIVALENTS, beginning of period       4,460,840      1,388,156
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,003,149    $ 1,589,308
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(38,243)   $17,132,557  $17,094,314   23,322.18

  Distributions               (8,030)      (794,994)    (803,024)

  Net Income                  22,419      1,019,482    1,041,901
                             --------    -----------  -----------  ----------
BALANCE, June 30, 2001      $(23,854)   $17,357,045  $17,333,191   23,322.18
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2001  $ 13,932    $17,592,673  $17,606,605   23,235.35

  Distributions               (8,182)      (809,993)    (818,175)

  Net Income                  10,881      1,077,239    1,088,120
                             -------     -----------  -----------  ----------
BALANCE, June 30, 2002      $16,631     $17,859,919  $17,876,550   23,235.35
                             =======     ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     Through June 30, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the six months ended June 30, 2002 and 2001, the net gain was $16,738 and $160,941, respectively.

     Through June 30, 2002, the Partnership sold 59.0731% of the Champps Americana restaurant in Livonia, Michigan, in twelve separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $3,249,211, which resulted in a net gain of $1,097,115. The total cost and related accumulated depreciation of the interests sold was $2,451,569 and $299,473, respectively. For the six months ended June 30, 2002, the net gain was $673,732.

     Subsequent  to  June  30,  2002,  the  Partnership  sold  an additional 8.7735% of the Champps Americana restaurant in Livonia, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $482,000, which resulted in a net gain of approximately $168,000.

     During the first six months of 2002, the Partnership distributed $198,768 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.47 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,261,166, $1,514,915 and $1,355,473, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $761,831 and $946,807, respectively. During the same periods, the Partnership earned investment income of $39,407 and $40,843, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by additional rent received from five property acquisitions in 2001 and 2002, and rent increases on four properties.

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

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $144,499 and $137,724, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,332 and $13,461, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances decreased $1,457,691 mainly as the result of cash used to purchase property, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $882,250 in 2001 to $728,210 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $2,763,828 and $1,482,939, respectively. During the same periods, the Partnership expended $4,131,554 and $2,051,958, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through June 30, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the six months ended June 30, 2002 and 2001, the net gain was $16,738 and $160,941, respectively.

        Through June 30, 2002, the Partnership sold 59.0731% of the Champps Americana restaurant in Livonia, Michigan, in twelve separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $3,249,211, which resulted in a net gain of $1,097,115. The total cost and related accumulated depreciation of the interests sold was $2,451,569 and $299,473, respectively. For the six months ended June 30, 2002, the net gain was $673,732.

        Subsequent  to  June  30, 2002, the Partnership  sold  an
additional 8.7735% of the Champps Americana restaurant in Livonia, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $482,000, which resulted in a net gain of approximately $168,000.

        During the first six months of 2002, the Partnership distributed $198,768 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $8.47 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,261,166, $1,514,915 and $1,355,473, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 18,
             2002).

       10.2 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit
             10.2  of  Form 8-K filed June 18, 2002).

       10.3 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management,
             Inc. relating to the property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to
             Exhibit 10.3 of  Form 8-K filed June 18, 2002).

       10.4 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc.
             relating to the property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to
             Exhibit 10.4 of  Form 8-K filed June 18, 2002).

       10.5 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit
             10.5 of Form 8-K  filed June 18, 2002).

       10.6 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to
             Exhibit 10.6 of Form 8-K  filed June 18, 2002).

       99.1  Certification  of Chief  Executive  Officer  of  General
             Partner   pursuant  to Section 906 of the Sarbanes-Oxley
             Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

       b. Reports filed on Form  8-K  -
             On  June  18, 2002, the Partnership
             filed  a  Form  8-K  reporting  the
             acquisition  of  Children's   World
             daycare    centers   in    Andover,
             Minnesota,  Ballwin,  Missouri  and
             Kimberly, Wisconsin.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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