Form 10QSB
period 2002-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2002-11-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                   2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 5,045,472     $ 4,460,840
  Receivables                                            0           9,567
                                                -----------     -----------
      Total Current Assets                       5,045,472       4,470,407
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,728,124       4,976,315
  Buildings and Equipment                       10,433,312       9,175,172
  Accumulated Depreciation                      (1,366,814)     (1,418,203)
                                                -----------     -----------
                                                13,794,622      12,733,284
  Real Estate Held for Sale                              0         846,124
                                                -----------     -----------
      Net Investments in Real Estate            13,794,622      13,579,408
                                                -----------     -----------
          Total Assets                         $18,840,094     $18,049,815
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   102,792     $    37,491
  Distributions Payable                            405,719         405,719
  Unearned Rent                                        237               0
                                                -----------     -----------
      Total Current Liabilities                    508,748         443,210
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  21,179          13,932
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,235 Units outstanding                  18,310,167      17,592,673
                                                -----------     -----------
      Total Partners' Capital                   18,331,346      17,606,605
                                                -----------     -----------
       Total Liabilities and Partners' Capital $18,840,094     $18,049,815
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended        Nine Months Ended
                            9/30/02        9/30/01    9/30/02       9/30/01

INCOME:
   Rent                    $ 425,700     $ 424,785  $ 1,187,531   $ 1,371,592
   Investment Income          14,066        20,205       53,473        61,048
                            ---------     ---------  -----------   -----------
        Total Income         439,766       444,990    1,241,004     1,432,640
                            ---------     ---------  -----------   -----------

EXPENSES:
   Partnership Administration -
     Affiliates               54,290        82,427      198,789       220,151
   Partnership Administration
     and Property Management -
     Unrelated Parties        11,769        10,918       49,101        24,379
   Depreciation              113,249       121,520      305,024       366,704
   Real Estate Impairment          0       295,354            0       295,354
                            ---------     ---------  -----------   -----------
        Total Expenses       179,308       510,219      552,914       906,588
                            ---------     ---------  -----------   -----------

OPERATING INCOME (LOSS)      260,458       (65,229)     688,090       526,052

GAIN ON SALE OF REAL ESTATE  603,426       494,429    1,263,914       945,049
                            ---------     ---------  -----------   -----------
NET INCOME                 $ 863,884     $ 429,200  $ 1,952,004   $ 1,471,101
                            =========     =========  ===========   ===========

NET INCOME ALLOCATED:
   General Partners        $   8,639     $  16,292  $    19,520   $    38,711
   Limited Partners          855,245       412,908    1,932,484     1,432,390
                            ---------     ---------  -----------   -----------
                           $ 863,884     $ 429,200  $ 1,952,004   $ 1,471,101
                            =========     =========  ===========   ===========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,235 and 23,322 weighted
   average Units outstanding
   in 2002 and 2001,
   respectively)           $   36.81     $   17.70  $     83.17   $     61.42
                            =========     =========  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  Income                                   $ 1,952,004   $ 1,471,101

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      305,024       366,704
     Real Estate Impairment                                  0       295,354
     Gain on Sale of Real Estate                    (1,263,914)     (945,049)
     (Increase) Decrease in Receivables                  9,567        (1,071)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       65,301       (61,934)
     Increase in Unearned Rent                             237        80,450
                                                    -----------   -----------
        Total Adjustments                             (883,785)     (265,546)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                         1,068,219     1,205,555
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in  Real Estate                     (4,140,223)   (2,174,765)
    Proceeds from Sale of Real Estate                4,883,899     3,152,532
    Payments Received on Short-Term Note Receivable          0       675,920
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                           743,676     1,653,687
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         0        15,025
   Distributions to  Partners                       (1,227,263)   (1,212,110)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,227,263)   (1,197,085)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              584,632     1,662,157

CASH AND CASH EQUIVALENTS, beginning of  period      4,460,840     1,388,156
                                                    -----------   -----------
CASH  AND  CASH  EQUIVALENTS, end of period        $ 5,045,472   $ 3,050,313
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(38,243)   $17,132,557  $17,094,314    23,322.18

  Distributions              (12,121)    (1,199,989)  (1,212,110)

  Net Income                  38,711      1,432,390    1,471,101
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2001 $(11,653)   $17,364,958  $17,353,305    23,322.18
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2001  $ 13,932    $17,592,673  $17,606,605    23,235.35

  Distributions              (12,273)    (1,214,990)  (1,227,263)

  Net Income                  19,520      1,932,484    1,952,004
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2002 $ 21,179    $18,310,167  $18,331,346    23,235.35
                             ========    ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     Through September 30, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $16,738 and $605,992, respectively.

     Through September 30, 2002, the Partnership sold 86.6082% of the Champps Americana restaurant in Livonia, Michigan, in eighteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,765,601, which resulted in a net gain of $1,631,869. The total cost and related accumulated depreciation of the interests sold was $3,594,292 and $460,560, respectively. For the nine months ended September 30, 2002, the net gain was $1,208,486.

     Subsequent  to September 30, 2002, the Partnership  sold  an additional 8.5171% of the Champps Americana restaurant in Livonia, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $468,000, which resulted in a net gain of approximately $166,000.

     During the first nine months of 2002, the Partnership distributed $234,149 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.98 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,902. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     In the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

     On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,777 and $1,358,239, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

     On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

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


The Application of Critical Accounting Policies

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $1,187,531 and
$1,371,592, respectively. During the same periods, the Partnership earned investment income of $53,473 and $61,048, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by additional rent received from five property acquisitions in 2001 and 2002, and rent increases on four properties.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $198,789 and $220,151, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $49,101 and $24,379, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 6.75%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During  the  nine months ended September  30,  2002,  the
Partnership's cash balances increased $584,632 mainly as the result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $1,205,555 in 2001 to $1,068,219 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $4,883,899 and $3,152,532, respectively. During the same periods, the Partnership expended $4,140,223 and $2,174,765, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through September 30, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a total net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $16,738 and $605,992, respectively.

        Through September 30, 2002, the Partnership sold 86.6082% of the Champps Americana restaurant in Livonia, Michigan, in eighteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,765,601, which resulted in a net gain of $1,631,869. The total cost and related accumulated depreciation of the interests sold was $3,594,292 and $460,560, respectively. For the nine months ended September 30, 2002, the net gain was $1,208,486.

        Subsequent to September 30, 2002, the Partnership sold an additional 8.5171% of the Champps Americana restaurant in Livonia, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $468,000, which resulted in a net gain of approximately $166,000.

        During the first nine months of 2002, the Partnership distributed $234,149 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $9.98 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On March 8, 2001, the Partnership purchased a 25% interest in a parcel of land in Austin, Texas for $283,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $29,715. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $60,191. The Partnership's share of the total acquisition costs, including the cost of the land, was $571,902. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        In the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,777 and $1,358,239, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 1, 2002, eight Limited Partners redeemed a total of 210.02 Partnership Units for $156,938 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, thirty-three Limited Partners redeemed a total of 764.65 Partnership Units for $647,929. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits -
                             Description

10.1  Development Financing Agreement dated October 31,  2002
      between   the  Partnership  and  SFG  Farmington  I   Limited
      Partnership relating to the property at 3500 East Main Street, Farmington, New Mexico.

10.2  Net Lease Agreement dated October 31, 2002 between  the
      Partnership   and  SFG  Farmington  I  Limited   Partnership.
      relating   to   the  property  at  3500  East  Main   Street,
      Farmington, New Mexico.

99.1  Certification  of Chief Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of Chief Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports filed on  Form  8-K  - None


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)




                         CERTIFICATIONS


I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund XXI Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 1, 2002      /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  AEI Fund Management XXI, Inc.
                                  Managing General Partner




                         CERTIFICATIONS


I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund XXI Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 1, 2002      /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XXI, Inc.
                                  Managing General Partner