Form 10KSB
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2003-03-26
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $1,660,149.

As of February 28, 2003, there were 23,025.326 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,025,326.

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

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.

        Through December 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the years ended December 31, 2002, 2001 and 2000, the net gain was $16,738,
$727,695 and $93,835, respectively.

        Through December 31, 2002, the Partnership sold 99.8466% of the Champps Americana restaurant in Livonia, Michigan, in twenty-one separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $5,490,789, which resulted in a net gain of $1,888,226. The total cost and related accumulated depreciation of the interests sold was $4,143,694 and $541,131, respectively. For the years ended December 31, 2002 and 2001, the net gain was $1,464,843 and $423,383, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $790,227, including acquisition expenses. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the Partnership had advanced $44,281 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of $816,143 which resulted in a net loss of $29,982.

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 88% of total rental revenue in 2002. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                                  Total Property              Annual   Annual
                         Purchase  Acquisition                Lease   Rent Per
Property                   Date       Costs     Lessee        Payment  Sq. Ft.

Arby's Restaurant
   Montgomery, AL                                RTM Gulf
   (2.6811%)              5/31/95   $   23,049  Coast, Inc.    $  2,639 $33.20

Garden Ridge Retail Store
   Pineville, NC                                  Garden
   (40.75%)               3/28/96   $3,644,391  Ridge, L.P.    $423,945 $ 7.37

Champps                                            Champps
   Americana Restaurant                         Entertainment
   San Antonio, TX       12/23/97   $2,833,357  of Texas, Inc. $317,780 $36.61

Champps
   Americana Restaurant                           Champps
   Livonia, MI                                   Operating
   (.1534%)               5/19/98   $    6,366  Corporation    $    706 $50.28

Champps
   Americana Restaurant                           Champps
   Centerville, OH                               Operating
   (25.0%)                1/27/99   $  984,426  Corporation    $108,816 $46.46

Tumbleweed Restaurant                           Tumbleweed,
   Fort Wayne, IN         9/11/00   $1,334,315     Inc.        $137,979 $22.96

Children's World                                   ARAMARK
   Daycare Center                                 Educational
   Mundelein, IL          3/30/01   $1,618,824  Resources, Inc.$153,710 $16.81

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                       Total Property           Annual   Annual
                PurchaseAcquisition             Lease   Rent Per
Property          Date     Costs      Lessee   Payment  Sq. Ft.

Johnny Carino's
   Restaurant
   Austin, TX                                  Kona Restaurant
   (1.1839%)              9/26/01   $   27,083   Group, Inc.   $  2,850 $37.27

Children's World                                    ARAMARK
   Daycare Center                                 Educational
   Andover, MN            6/14/02   $1,264,207 Resources, Inc. $120,204 $13.94

Children's World                                    ARAMARK
   Daycare Center                                 Educational
   Ballwin, MO            6/14/02   $1,517,778 Resources, Inc. $144,113 $17.28

Children's World                                    ARAMARK
   Daycare Center                                 Educational
   Kimberly, WI           6/14/02   $1,358,239 Resources, Inc. $129,087 $12.49

Johnny Carino's
   Restaurant                                 SFG Farmington-I
   Farmington, NM                                 Limited
   (land only)    (1)    10/31/02   $  790,227  Partnership    $ 85,050 $13.51

(1)  Restaurant was under construction as of December 31, 2002.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 14 years for the Johnny Carino's restaurant in Farmington, New Mexico, 15 years for the Children's World daycare centers and the Champps Americana restaurants, and 25 years for the Garden Ridge retail store.

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

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,289 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2002, eight Limited Partners redeemed a total  of
210.02 Partnership Units for $156,938 in accordance with the Partnership Agreement. In prior years, 33 Limited Partners redeemed a total of 764.65 Partnership Units for $647,929. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $20,374 and $16,899 were made to the General Partners and $1,859,991 and $1,604,986 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $662,865 and $159,075 of proceeds from property sales in 2002 and 2001, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $1,591,244 and
$1,763,031, respectively. During the same periods, the Partnership earned investment income of $68,905 and $80,857, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by additional rent received from six property acquisitions in 2001 and 2002, and rent increases on four properties.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October, 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. At December 31, 2001, the land and building were classified as Real Estate Held for Sale. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of $816,143 which resulted in a net loss of $29,982.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $238,259 and $282,187, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $54,147 and $32,447, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of December 31, 2002, the Partnership's annualized regular cash distribution rate was 6.75%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $192,789 as a result of cash generated from the sale of property which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,500,344 in 2001 to $1,353,339 in 2002 mainly as a result of a decrease in income in 2002 which was partially offset by a decrease in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $5,609,087 and $4,746,672, respectively. In addition, during the year ended December 31, 2001, the Partnership received $675,920 in satisfaction of a note, which was received as part of a property sale that closed in 2000. During the years ended December 31, 2002 and 2001, the Partnership expended $4,974,732 and $2,175,331, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through December 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the years ended December 31, 2002 and 2001, the net gain was $16,738 and $727,695, respectively.

        Through December 31, 2002, the Partnership sold 99.8466% of the Champps Americana restaurant in Livonia, Michigan, in twenty-one separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $5,490,789, which resulted in a net gain of $1,888,226. The total cost and related accumulated depreciation of the interests sold was $4,143,694 and $541,131, respectively. For the years ended December 31, 2002 and 2001, the net gain was $1,464,843 and $423,383, respectively.

       During 2002 and 2001, the Partnership distributed $669,560 and $160,682 of the net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $28.70 and $6.85 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $790,227, including acquisition expenses. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the Partnership had advanced $44,281 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

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

        During  2002, eight Limited Partners redeemed a total  of
210.02 Partnership Units for $156,938 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 33 Limited Partners redeemed a total of 764.65 Partnership Units for $647,929. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               15

Balance Sheet as of December 31, 2002 and 2001               16

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  17

     Cash Flows                                              18

     Changes in Partners' Capital                            19

Notes to Financial Statements                           20 - 31





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota







     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







Minneapolis, Minnesota
January  21, 2003             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents               $4,653,629 $4,460,840
  Receivables                                15,194      9,567
                                           ---------  ---------
      Total Current Assets                4,668,823  4,470,407
                                           ---------  ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     5,367,113   4,976,315
  Buildings and Equipment                 10,035,149 9,175,172
  Construction in Progress                   44,281          0
  Accumulated Depreciation                (1,399,695)  (1,418,203)
                                           ---------  ---------
                                          14,046,848 12,733,284
  Real Estate Held for Sale                       0    846,124
                                           ---------  ---------
      Net Investments in Real Estate      14,046,848 13,579,408
                                           ---------  ---------
           Total Assets                    $18,715,671   $18,049,815
                                           ========   ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  28,714  $  37,491
  Distributions Payable                     648,117    405,719
                                           ---------  ---------
      Total Current Liabilities             676,831    443,210
                                           ---------  ---------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                           17,954     13,932
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,025 and 23,235 Units outstanding
      in 2002 and 2001, respectively      18,020,886 17,592,673
                                           ---------  ---------
      Total Partners' Capital             18,038,840 17,606,605
                                           ---------  ---------
           Total Liabilities and Partners' Capital $  18,715,671 $ 18,049,815
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

INCOME:
   Rent                                 $   1,591,244 $ 1,763,031
  Investment Income                          68,905     80,857
                                           ---------  ---------
      Total Income                        1,660,149  1,843,888
                                           ---------  ---------

EXPENSES:
  Partnership Administration - Affiliates   238,259    282,187
  Partnership Administration and Property
     Management - Unrelated Parties          54,147     32,447
  Depreciation                              418,476    472,431
  Real Estate Impairment                          0    295,354
                                           ---------  ---------
      Total Expenses                        710,882  1,082,419
                                           ---------  ---------

OPERATING INCOME                            949,267    761,469

GAIN ON SALE OF REAL ESTATE               1,520,271  1,440,757
                                           ---------  ---------
NET INCOME                                $2,469,538 $2,202,226
                                           ========   ========

NET INCOME ALLOCATED:
  General Partners                        $  24,396  $  69,074
  Limited Partners                        2,445,142  2,133,152
                                           ---------  ---------
                                          $2,469,538 $2,202,226
                                           ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (23,183 and 23,300 weighted average
    Units outstanding in 2002 and 2001,
    respectively)                     $   105.47   $91.55
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $2,469,538 $2,202,226

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                           418,476    472,431
     Real Estate Impairment                       0    295,354
       Gain   on   Sale   of  Real  Estate            (1,520,271)
(1,440,757)
     Increase in Receivables                (5,627)    (4,467)
     Decrease in Payable to
         AEI Fund Management, Inc.          (8,777)   (24,443)
                                           ---------  ----------
           Total     Adjustments                      (1,116,199)
(701,882)
                                           ---------  ----------
       Net Cash Provided By
           Operating Activities           1,353,339  1,500,344
                                           ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments   in   Real   Estate                 (4,974,732)
(2,175,331)
  Proceeds from Sale of Real Estate       5,609,087  4,746,672
    Payments   Received  on  Short-Term  Note   Receivable      0
675,920
                                           ---------  ----------
       Net Cash Provided By
           Investing Activities             634,355  3,247,261
                                           ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable         242,398     15,014
     Distributions    to    Partners                  (1,878,779)
(1,621,198)
  Redemption Payments                     (158,524)   (68,737)
                                                       ----------
----------
       Net Cash Used For
               Financing     Activities               (1,794,905)
(1,674,921)
                                                       ----------
----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                     192,789  3,072,684

CASH  AND  CASH EQUIVALENTS, beginning of period        4,460,840
1,388,156
                                                       ----------
----------
CASH AND CASH EQUIVALENTS, end of period  $4,653,629 $4,460,840
                                           ========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                                 General   Limited                  Units
                                Partners  Partners       Total   Outstanding


BALANCE, December 31, 2000     $(38,243) $17,132,557  $17,094,314  23,322.18

  Distributions                 (16,212)  (1,604,986)  (1,621,198)

  Redemption Payments              (687)     (68,050)     (68,737)    (86.83)

  Net Income                     69,074    2,133,152    2,202,226
                               --------   ----------     --------   --------
BALANCE, December 31, 2001       13,932   17,592,673   17,606,605  23,235.35

  Distributions                 (18,788)  (1,859,991)  (1,878,779)

  Redemption Payments            (1,586)    (156,938)    (158,524)   (210.02)

  Net Income                     24,396    2,445,142    2,469,538
                               --------    ---------     --------   --------
BALANCE, December 31, 2002      $17,954  $18,020,886  $18,038,840  23,025.33
                               ========   ==========   ==========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

 (3) RELATED PARTY TRANSACTIONS -

     The Partnership owns a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 25.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. As of December 31, 2002, the Partnership owns a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in this property were owned by AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership until the interests were sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owned a 67.8% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The Partnership owned a 49.6% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2002       2001

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $ 238,259  $ 282,187
                                               ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  54,147  $  32,447
                                                ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $120,482 and $36,659
  for 2002 and 2001, respectively.             $ (42,550) $ (15,919)
                                                ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $ 206,175  $ 190,895
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

                   DECEMBER 31, 2002 AND 2001

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

(5)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 14 years for the Johnny Carino's restaurant in Farmington, New Mexico, 15 years for the Children's World daycare centers and the Champps Americana restaurants, and 25 years for the Garden Ridge retail store. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Garden Ridge retail store was constructed and acquired in 1996. The Champps Americana restaurants in San Antonio, Texas and Livonia, Michigan were constructed and acquired in 1997 and 1998, respectively. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The Tumbleweed
     restaurant  was  constructed  and  acquired  in  2000.   The
     Children's World daycare center in Mundelein, Illinois was constructed in 2000 and acquired in 2001. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The Children's World daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The Children's World daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The land for the Johnny Carino's restaurant in Farmington, New Mexico was acquired in 2002 and construction of the restaurant will be completed in 2003. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                                          Buildings and           Accumulated
Property                          Land      Equipment      Total  Depreciation

Arby's, Montgomery, AL       $    10,033  $     13,016 $    23,049 $    3,948
Garden Ridge, Pineville, NC    1,181,253     2,463,138   3,644,391    665,047
Champps Americana,
   San Antonio, TX             1,127,016     1,706,341   2,833,357    403,925
Champps  Americana,
   Livonia, MI                     1,753         4,613       6,366        973
Champps Americana,
   Centerville, OH               498,204       486,222     984,426     84,844
Tumbleweed, Fort Wayne, IN       562,078       772,237   1,334,315     83,948
Children's World,
   Mundelein, IL                 435,936     1,182,888   1,618,824     82,802
Johnny  Carino's,  Austin, TX     13,771        13,312      27,083        685
Children's World, Andover, MN    179,755     1,084,452   1,264,207     23,496
Children's World, Ballwin, MO    255,080     1,262,698   1,517,778     27,359
Children's World,
   Kimberly, WI                  312,007     1,046,232   1,358,239     22,668
Johnny Carino's,
   Farmington, NM                790,227             0     790,227          0
                                --------     ---------    --------   --------
                             $ 5,367,113  $ 10,035,149 $15,402,262 $1,399,695
                                ========    ==========  ==========  =========

     Through December 31, 2001, the Partnership sold its interest in the Champps Americana restaurant in Columbus, Ohio, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,295,174, which resulted in a net gain of $631,607. The total cost and related accumulated depreciation of the interests sold was $1,808,880 and $145,313, respectively. For the year ended December 31, 2001, the net gain was $289,679.

     Through December 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the years ended December 31, 2002 and 2001, the net gain was $16,738 and $727,695, respectively.

     Through December 31, 2002, the Partnership sold 99.8466% of the Champps Americana restaurant in Livonia, Michigan, in twenty-one separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $5,490,789, which resulted in a net gain of $1,888,226. The total cost and related accumulated depreciation of the interests sold was $4,143,694 and $541,131, respectively. For the years ended December 31, 2002 and 2001, the net gain was $1,464,843 and $423,383, respectively.


AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002 and 2001, the Partnership distributed $669,560 and $160,682 of the net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $28.70 and $6.85 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future

     On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

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

     During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

     On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

     On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $790,227, including acquisition expenses. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. Through December 31, 2002, the Partnership had advanced $44,281 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003           $ 1,626,938
                       2004             1,627,369
                       2005             1,629,117
                       2006             1,630,899
                       2007             1,632,755
                       Thereafter      15,562,610
                                        ---------
                                      $23,709,688
                                        =========

     There were no contingent rents recognized in 2002 or 2001.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                              2002       2001
      Tenants                  Industry

     Champps Americana Group   Restaurant $  602,580 $   998,729
     Garden Ridge, L.P.        Retail        423,945     417,283
     ARAMARK Educational
         Resources, Inc.       Child Care    368,989         N/A
                                           ---------   ---------

     Aggregate rent revenue of
     major tenants                        $1,395,514 $ 1,416,012
                                           =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue          88%        80%
                                            ========   ========

(7)  PARTNERS' CAPITAL -

     Cash distributions of $20,374 and $16,899 were made to the General Partners and $1,859,991 and $1,604,986 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $80.23 and $68.88 per Limited Partnership Unit outstanding using 23,183 and 23,300 weighted average Units in 2002 and 2001, respectively. The distributions represent $80.23 and $68.88 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $662,865 and $159,075 of proceeds from property sales in 2002 and 2001, respectively.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  PARTNERS' CAPITAL - (Continued)

     During  2002,  eight Limited Partners redeemed  a  total  of
     210.02 Partnership Units for $156,938 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, eight Limited Partners redeemed a total of 86.83 Partnership Units for $68,050. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,042.33 per original $1,000 invested.

(8)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2002       2001

     Net Income for Financial
      Reporting Purposes                  $2,469,538  $2,202,226

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     135,151     161,296

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes              0     295,354

     Amortization of Start-Up and
      Organization Costs                     (13,974)    (49,289)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes      (477,558)   (121,527)
                                           ---------   ---------
           Taxable Income to Partners     $2,113,157  $2,488,060
                                           =========   =========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2002        2001

     Partners' Capital for
       Financial  Reporting Purposes        $18,038,840  $17,606,605

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        466,369      808,776

     Capitalized Start-Up Costs
      Under Section 195                         291,517      291,517

     Amortization of Start-Up and
      Organization Costs                       (297,517)    (283,543)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,214,043    3,214,043
                                              ---------    ---------
           Partners' Capital for
               Tax Reporting Purposes       $21,713,252  $21,637,398
                                             ==========   ==========

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                 _______2002_______    _______2001_______
                                Carrying     Fair       Carrying    Fair
                                 Amount     Value        Amount    Value

     Cash                     $        0 $        0  $       115  $      115
     Money Market Funds        4,653,629  4,635,629    4,460,725   4,460,725
                                --------  ---------    ---------   ---------
        Total Cash and
             Cash Equivalents $4,653,629 $4,653,629  $4,460,840   $4,460,840
                               =========  =========   =========    =========

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                          Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XXI, Inc.                  0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson *                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*   Mr.  Larson  resigned as an officer of the  Managing  General
    Partner effective February 28, 2003.

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.
ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2002, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                                  Amount Incurred From
 Receiving             Form and Method        Inception (August 31, 1994)
Compensation           of Compensation            To December 31, 2002

AEI Securities, Inc. Selling Commissions equal to 8% of proceeds  $2,400,000 plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating
                     Dealers.

General Partners     Reimbursement at Cost for other Organization $  877,000
and Affiliates       and Offering Costs.

General Partners     Reimbursement at Cost for all Acquisition    $  370,871
and Affiliates       Expenses

General Partners     Reimbursement at Cost for all Administrative $1,883,323
and Affiliates       Expenses attributable to the Fund, including
                     all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners     Reimbursement at Cost for all expenses       $  523,368
and Affiliates       related to the disposition of the Fund's
                     properties.

General Partners     1% of Net Cash Flow in any fiscal year until $  108,920
                     the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining Net
                     Cash Flow in such fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                     Amount Incurred From
 Receiving             Form and Method           Inception (August 31, 1994)
Compensation           of Compensation              To December 31, 2002

General Partners     1% of distributions of Net Proceeds of Sale  $   20,889
                     until Limited Partners have received an
                     amount equal to (a) their Adjusted Capital
                     Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed.
                     10% of distributions of Net Proceeds of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     10.6  Net  Lease  Agreement dated July 8, 1997  between  the
     Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 5, 1997).

     10.7 First Amendment to Net Lease Agreement dated December 23, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 5, 1998).

     10.8 First Amendment to Net Lease Agreement dated May 19, 1998 between the Partnership and Champps Americana, Inc. relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 16, 1998).

     10.9 Net Lease Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 9, 1998).

     10.10 First Amendment to Net Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 12, 1999).

     10.11 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 10, 2000).

     10.12 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.1 of Form 10-QSB filed November 7, 2000).

     10.13 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 7, 2000).

     10.14 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed May 10, 2001).

     10.15 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
     Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed May 10, 2001).

     10.16 Purchase Agreement dated March 26, 2001 between the Partnership and Patrick and Dolores Devlin relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed May 10, 2001).

     10.17 Net Lease Agreement dated March 30, 2001 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 800 South Route 83, Mundelein, Illinois (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed May 10, 2001).

     10.18 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7, 2001).

     10.19 Purchase Agreement dated May 8, 2001 between the Partnership and The Wood Family Trust relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 7, 2001).

     10.20 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 7,
     2001).

     10.21 Purchase Agreement dated June 26, 2001 between the Partnership and David L. Cruickshank relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed August 7, 2001).

     10.22 Purchase Agreement dated July 2, 2001 between the Partnership and The Charles M. and Judith K. Westfahl Community Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit
     10.5 of Form 10-QSB filed August 7, 2001).

     10.23 Purchase Agreement dated July 20, 2001 between the Partnership and The White Family Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed August 7, 2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                              Description

     10.24 Purchase Agreement dated July 30, 2001 between the Partnership and the Hoang/Do Living Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed October 26, 2001).

     10.25 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed October 26, 2001).

     10.26 Purchase Agreement, as amended, dated September 11, 2001 between the Partnership and The Elizabeth C. Hsu Living Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed October 26, 2001).

     10.27 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed October 26, 2001).

     10.28 Purchase Agreement dated September 14, 2001 between the Partnership and Barbara Bou-Sliman Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed October 26, 2001).

     10.29 Purchase Agreement, as amended, dated September 21, 2001 between the Partnership and The Sherrill L. Hossom Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.7 of Form 10-QSB filed October 26, 2001).

     10.30 Purchase Agreement, as amended, dated September 24, 2001 between the Partnership and The Linda L. Landes Family Trust relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to
     Exhibit 10.8 of Form 10-QSB filed October 26, 2001).

     10.31 Purchase Agreement dated September 25, 2001 between the Partnership and Kenneth Robert Mayne Properties, L.C. relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit
     10.9 of Form 10-QSB filed October 26, 2001).

     10.32 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed October 26, 2001).

     10.33 Purchase Agreement dated October 5, 2001 between the Partnership and The Patricia A. Struif Trust relating to the property at 955 Golf Road, Schaumburg, Illinois (incorporated by reference to Exhibit 10.14 of Form 10-QSB filed October 26, 2001).

     10.34 Purchase Agreement dated October 19, 2001 between the Partnership and Tony Thai Nguyen relating to the property at 720 North Highway 190, Covington, Louisiana (incorporated by reference to Exhibit 10.52 of Form 10-KSB filed March 8, 2002).

     10.35 Purchase Agreement dated October 23, 2001 between the Partnership and Gregory A. Roemhild relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.53 of Form 10-KSB filed March 8, 2002).

     10.36 Purchase Agreement dated November 1, 2001 between the Partnership and David L. Cruickshank relating to the property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.54 of Form 10-KSB filed March 8, 2002).

     10.37 Lease Termination Agreement dated December 3, 2001 between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 720 North Highway 190, Covington, Louisiana (incorporated by reference to
     Exhibit 10.57 of Form 10-KSB filed March 8, 2002).

     10.38 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed June 18, 2002).

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                               Description

     10.39 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit
     10.2 of Form 8-K filed June 18, 2002).

     10.40 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit
     10.3 of Form 8-K filed June 18, 2002).

     10.41 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit
     10.4 of Form 8-K filed June 18, 2002).

     10.42 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 18, 2002).

     10.43  Net  Lease  Agreement dated June 14, 2002  between  the
     Partnership   and   ARAMARK  Educational   Resources,   Inc.
     relating to the property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 18, 2002).

     10.44 Development Financing Agreement dated October 31, 2002 between the Partnership and SFG Farmington I Limited Partnership relating to the property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 1, 2002).

     10.45  Net Lease Agreement dated October 31, 2002 between  the
     Partnership   and  SFG  Farmington  I  Limited  Partnership.
     relating   to  the  property  at  3500  East  Main   Street,
     Farmington,   New  Mexico  (incorporated  by  reference   to
     Exhibit 10.2 of Form 10-QSB filed November 1, 2002).

     99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           B.   Reports on Form 8-K - None.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                           AEI INCOME & GROWTH FUND XXI
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 25, 2003             By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 25, 2003
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer    March 25, 2003
Patrick W. Keene       (Principal Accounting Officer)


                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund XXI Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund XXI Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner