Form 10QSB
period 2003-05-12
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2003-05-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-29274


           AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1789725__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


            ______________Not Applicable____________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP


                              INDEX


                                                        Page

PART I.   Financial Information

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31,2002                         3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                     4

               Cash Flows                                 5

               Changes in Partners' Capital               6

             Notes to Financial Statements             7 - 10

    Item 2.  Management's Discussion and Analysis     10 - 14

    Item 3.  Controls and Procedures                      14

PART II.  Other Information

    Item 1.  Legal Proceedings                            15

    Item 2.  Changes in Securities                        15

    Item 3.  Defaults Upon Senior Securities              15

    Item 4.  Submission of Matters to a
             Vote of Security Holders                     15

    Item 5.  Other Information                            15

    Item 6.  Exhibits and Reports on Form 8-K             15

             Signatures                                   16

             Certifications                             17-18

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $3,156,729  $4,653,629
  Receivables                                44,020      15,194
                                           --------    --------
      Total Current Assets                3,200,749   4,668,823
                                           --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                    5,368,124   5,367,113
  Buildings and Equipment                10,035,149  10,035,149
  Construction in Progress                1,297,234      44,281
  Accumulated Depreciation               (1,501,240) (1,399,695)
                                           --------    --------
      Net Investments in Real Estate     15,199,267  14,046,848
                                           --------    --------
          Total Assets                  $18,400,016 $18,715,671
                                           ========    ========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.  $    79,989 $    28,714
  Distributions Payable                     405,694     648,117
  Unearned Rent                              35,846           0
                                           --------    --------
      Total Current Liabilities             521,529     676,831
                                           --------    --------
PARTNERS' CAPITAL:
  General Partners                           16,350      17,954
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,025 Units outstanding           17,862,137  18,020,886
                                           --------    --------
      Total Partners' Capital            17,878,487  18,038,840
                                           --------    --------
          Total Liabilities and
          Partners' Capital             $18,400,016 $18,715,671
                                          =========   =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

INCOME:
   Rent                                   $ 406,720  $ 383,592
   Investment Income                         24,722     18,105
                                           --------   --------
        Total Income                        431,442    401,697
                                           --------   --------

EXPENSES:
   Partnership Administration - Affiliates 67,308 80,397 Partnership Administration and Property
      Management - Unrelated Parties         13,848     15,240
   Depreciation                             101,545     98,821
                                           --------   --------
        Total Expenses                      182,701    194,458
                                           --------   --------

OPERATING INCOME                            248,741    207,239

GAIN ON SALE OF REAL ESTATE                       0    322,906
                                           --------   --------
NET INCOME                                $ 248,741  $ 530,145
                                           ========   ========

NET INCOME ALLOCATED:
   General Partners                       $   2,487  $   5,301
   Limited Partners                         246,254    524,844
                                           --------   --------
                                          $ 248,741  $ 530,145
                                           ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,025 and 23,235 weighted average Units
    outstanding in 2003 and
    2002, respectively)                   $   10.70  $   22.59
                                           ========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $  248,741  $ 530,145

   Adjustments to Reconcile Net
     Income to Net Cash
   Provided by Operating Activities:
     Depreciation                           101,545     98,821
     Gain on Sale of Real Estate                  0   (322,906)
     (Increase) Decrease in Receivables     (28,826)     9,567
     Increase in Payable to
        AEI Fund Management, Inc.            51,275      3,265
     Increase in Unearned Rent               35,846     57,973
                                           --------   --------
        Total Adjustments                   159,840   (153,280)
                                           --------   --------
        Net Cash Provided By
            Operating Activities            408,581    376,865
                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate            (1,253,964)         0
   Proceeds from Sale of Real Estate              0  1,796,330
                                           --------   --------
        Net Cash Provided By (Used For)
            Investing Activities         (1,253,964) 1,796,330
                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable       (242,423)         0
   Distributions to Partners               (409,094)  (409,087)
                                           --------   --------
        Net Cash Used For
            Financing Activities           (651,517)  (409,087)
                                           --------   --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     (1,496,900) 1,764,108

CASH AND CASH EQUIVALENTS,
beginning of period                       4,653,629  4,460,840
                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period $3,156,729 $6,224,948
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                               Limited
                                                             Partnership
                           General     Limited                  Units
                           Partners    Partners       Total  Outstanding


BALANCE, December 31, 2001  $13,932  $17,592,673  $17,606,605  23,235.35

  Distributions              (4,090)    (404,997)    (409,087)

  Net Income                  5,301      524,844      530,145
                             -------    --------    ---------  ---------
BALANCE, March 31, 2002     $15,143  $17,712,520  $17,727,663  23,235.35
                            ========    ========    =========  =========


BALANCE, December 31, 2002  $17,954  $18,020,886  $18,038,840  23,025.33

  Distributions              (4,091)    (405,003)    (409,094)

  Net Income                  2,487      246,254      248,741
                             -------    --------    ---------  ---------
BALANCE, March 31, 2003     $16,350  $17,862,137  $17,878,487  23,025.33
                            ========   =========    =========  =========








 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

(3)  INVESTMENTS IN REAL ESTATE -

     Through December 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the three months ended March 31, 2002, the net gain was $16,738.



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

     During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     During the first three months of 2003 and 2002, the Partnership distributed $58,809 and $103,028 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $2.53 and $4.39 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $791,238, including acquisition expenses. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Partnership had advanced $1,297,234 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.


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

       - the effect of tenant defaults; and

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $406,720 and $383,592, respectively. During the same periods, the Partnership earned investment income of $24,722 and $18,105, respectively. In 2003, rental income increased as a result of rent received from four property acquisitions in 2002, and rent increases on three properties. These increases in rental income were partially offset by a decrease in rent due to property sales. In 2003, investment income increased due to the Partnership receiving interest income from construction advances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $67,308 and $80,397, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,848 and $15,240, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of March 31, 2003, the Partnership's annualized regular cash distribution rate was 6.75%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances decreased $1,496,900 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities increased from $376,865 in 2002 to $408,581 in 2003 as a result of an increase in income and a decrease in Partnership administration expenses in 2003, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002, the Partnership generated cash flow from the sale of real estate of $1,796,330. During the three months ended March 31, 2003, the Partnership expended $1,253,964 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2002, the Partnership sold its interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the three months ended March 31, 2002, the net gain was $16,738.

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

        During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        During the first three months of 2003 and 2002, the Partnership distributed $58,809 and $103,028 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $2.53 and $4.39 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $791,238, including acquisition expenses. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to SFG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2003, the Partnership had advanced $1,297,234 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The total purchase price, including the cost of the land, will be approximately $2,290,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $240,450.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In December 2002, the Partnership declared a bonus distribution of $242,424 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2002.

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


Dated:  May 12, 2003          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:/s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner

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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner