Form 10QSB
period 2003-08-08
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2003-08-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-29274


           AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1789725__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


 _______________________Not Applicable__________________________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I. Financial Information

    Item 1. Balance Sheet as of June 30, 2003 and
            December 31, 2002                         3

        Statements for the Periods ended June 30, 2003 and 2002:

            Income                                    4

            Cash Flows                                5

            Changes in Partners' Capital              6

        Notes to Financial Statements               7 - 12

    Item 2. Management's Discussion and Analysis   12 - 16

    Item 3. Controls and Procedures                   17

PART II.  Other Information

    Item 1. Legal Proceedings                         17

    Item 2. Changes in Securities                     17

    Item 3. Defaults Upon Senior Securities           17

    Item 4. Submission of Matters to a Vote of
            Security Holders                          17

    Item 5. Other Information                         17

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    18

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                              2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $4,784,760  $4,653,629
  Receivables                                      0      15,194
                                           ---------   ---------
      Total Current Assets                 4,784,760   4,668,823
                                           ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     5,008,443   5,367,113
  Buildings and Equipment                 10,352,422  10,035,149
  Construction in Progress                         0      44,281
  Accumulated Depreciation                (1,514,297) (1,399,695)
                                           ---------   ---------
      Net Investments in Real Estate      13,846,568  14,046,848
                                           ---------   ---------
          Total Assets                   $18,631,328 $18,715,671
                                           =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   26,957  $   28,714
  Distributions Payable                      405,694     648,117
                                           ---------   ---------
      Total Current Liabilities              432,651     676,831
                                           ---------   ---------
PARTNERS' CAPITAL:
  General Partners                            19,552      17,954
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized and issued;
      23,025 Units outstanding            18,179,125  18,020,886
                                           ---------   ---------
      Total Partners' Capital             18,198,677  18,038,840
                                           ---------   ---------
          Total Liabilities and
          Partners' Capital              $18,631,328 $18,715,671
                                           =========   =========






 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                                6/30/03   6/30/02        6/30/03 6/30/02

RENTAL INCOME                  $382,028  $336,811      $  750,320 $  680,724

EXPENSES:
   Partnership Administration -
     Affiliates                  39,766    64,102         107,074    144,499
   Partnership Administration
     and Property Management -
     Unrelated Parties            4,234    22,197          17,830     33,093
   Depreciation                  95,567    81,125         185,283    167,983
                                -------   -------         -------    -------
        Total Expenses          139,567   167,424         310,187    345,575
                                -------   -------         -------    -------

OPERATING INCOME                242,461   169,387         440,133    335,149

OTHER INCOME:
   Interest Income               29,828    21,302          54,550     39,407
   Gain on Sale of Real Estate        0   337,582               0    673,732
                                -------   -------         -------    -------
        Total Other Income       29,828   358,884          54,550    713,139
                                -------   -------         -------    -------
INCOME FROM CONTINUING
   OPERATIONS                   272,289   528,271         494,683  1,048,288

Income from Discontinued
   Operations                   456,995    29,704         483,342     39,832
                                -------   -------         -------    -------
NET INCOME                     $729,284 $ 557,975       $ 978,025 $1,088,120
                                =======   =======         =======    =======

NET INCOME ALLOCATED:
   General Partners            $  7,293 $   5,580       $   9,780    $10,881
   Limited Partners             721,991   552,395         968,245  1,077,239
                                -------   -------         -------    -------
                               $729,284 $ 557,975       $ 978,025 $1,088,120
                                =======   =======         =======   ========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $  11.71 $   22.51       $   21.27 $    44.67
   Discontinued Operations        19.65      1.26           20.78       1.69
                                -------   -------         -------    -------
        Total                  $  31.36 $   23.77       $   42.05 $    46.36
                                 ======    ======          ======     ======
Weighted Average Units
   Outstanding                   23,025    23,235          23,025     23,235
                                 ======    ======          ======     ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $  978,025  $ 1,088,120

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     205,593      191,775
     Gain on Sale of Real Estate                     (437,913)    (660,488)
     Decrease in Receivables                           15,194        9,567
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (1,757)      15,191
     Increase in Unearned Rent                              0       84,045
                                                    ---------    ---------
        Total Adjustments                            (218,883)    (359,910)
                                                    ---------    ---------
        Net Cash Provided By
           Operating Activities                       759,142      728,210
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,348,836)  (4,131,554)
   Proceeds from Sale of Real Estate                1,781,436    2,763,828
                                                    ---------    ---------
        Net Cash Provided By (Used For)
           Investing Activities                       432,600   (1,367,726)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (242,423)           0
   Distributions to Partners                         (818,188)    (818,175)
                                                    ---------    ---------
        Net Cash Used For
           Financing Activities                    (1,060,611)    (818,175)
                                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               131,131   (1,457,691)

CASH  AND  CASH EQUIVALENTS,
   beginning of period                              4,653,629    4,460,840
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period           $4,784,760   $3,003,149
                                                    =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                 Limited
                                                               Partnership
                           General     Limited                    Units
                           Partners    Partners     Total      Outstanding


BALANCE, December 31, 2001  $13,932  $17,592,673  $17,606,605  23,235.35

  Distributions              (8,182)    (809,993)    (818,175)

  Net Income                 10,881    1,077,239    1,088,120
                            --------    --------     --------   --------
BALANCE, June 30, 2002      $16,631  $17,859,919  $17,876,550  23,235.35
                            =======    =========    =========  =========


BALANCE, December 31, 2002  $17,954  $18,020,886  $18,038,840  23,025.33

  Distributions              (8,182)    (810,006)    (818,188)

  Net Income                  9,780      968,245      978,025
                           --------     --------     --------   --------
BALANCE, June 30, 2003      $19,552  $18,179,125  $18,198,677  23,025.33
                            =======    =========    =========  =========





 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES - (Continued)

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(5)  INVESTMENTS IN REAL ESTATE -

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

     Subsequent to June 30, 2003, the Partnership sold 5.9244% of the Champps Americana restaurant in Centerville, Ohio, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately
     $334,000  which  resulted  in a net  gain  of  approximately
     $124,000.

     During the first six months of 2003 and 2002, the Partnership distributed $72,483 and $198,768 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $3.12 and $8.47 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds  to  SFG  for  the construction of a  Johnny  Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease, become property of the lessor. The Partnership charged interest on the advances at a rate of 10.5%. On May 28, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $231,000. Total acquisition costs, including the cost of the land, were $2,183,344.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS -

     Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the six months ended June 30, 2002, the net gain was $16,738.

     During the first six months of 2003, the Partnership sold 88.6145% of the Children's World in Mundelein, Illinois, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,781,436, which resulted in a net gain of $437,913. The total cost and related accumulated depreciation of the interests sold was $1,434,514 and $90,991, respectively.

     Subsequent to June 30, 2003, the Partnership sold its remaining 11.3855% interest in the Children's World in Mundelein, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately
     $229,000,  which  resulted in a net  gain  of  approximately
     $57,000.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                              Three Months Ended      Six Months Ended
                              6/30/03   6/30/02        6/30/03 6/30/02

Rental Income                $ 28,167 $ 41,428       $ 66,595  $ 81,107
Property Management Expenses     (604)     105           (856)   (4,239)
Depreciation                   (8,481) (11,829)       (20,310)  (23,792)
Gain (Loss) on Disposal of
  Real Estate                 437,913        0        437,913   (13,244)
                              -------  -------        -------   -------
Income from Discontinued
     Operations             $ 456,995$  29,704      $ 483,342  $ 39,832
                              =======  =======        =======   =======



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $816,915 and $761,831, respectively. During the same periods, the Partnership earned interest income of $54,550 and $39,407, respectively. In 2003, rental income increased as a result of additional rent received from four property acquisitions in 2002, and rent increases on three properties. These increases in rental income were partially offset by a decrease in rent due to property sales. In 2003, interest income increased due to the Partnership receiving interest from construction advances.


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

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $107,074 and $144,499, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,686 and $37,332, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2003, the Partnership's annualized regular cash distribution rate was 6.75%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $131,131 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities increased from $728,210 in 2002 to $759,142 in 2003 as a result of an increase in total rental and interest income and a decrease in Partnership administration expenses in 2003, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $1,781,436 and $2,763,828. During the same periods, the Partnership expended $1,348,836 and $4,131,554, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the six months ended June 30, 2002, the net gain was $16,738.

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

        During 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

        During the first six months of 2003, the Partnership sold 88.6145% of the Children's World in Mundelein, Illinois, in six separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $1,781,436, which resulted in a net gain of $437,913. The total cost and related accumulated depreciation of the interests sold was $1,434,514 and $90,991, respectively.

        Subsequent to June 30, 2003, the Partnership sold its remaining 11.3855% interest in the Children's World in Mundelein, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $229,000, which resulted in a net gain of approximately $57,000.

        Subsequent to June 30, 2003, the Partnership sold 5.9244% of the Champps Americana restaurant in Centerville, Ohio, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $334,000 which resulted in a net gain of approximately $124,000.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2003 and 2002, the Partnership distributed $72,483 and $198,768 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $3.12 and $8.47 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

      On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to SFG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease, become property of the lessor. The Partnership charged interest on the advances at a rate of 10.5%. On May 28, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $231,000. Total acquisition costs, including the cost of the land, were $2,183,344.

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

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

      None

ITEM 5. OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

    10.1 First Amendment to Net Lease Agreement dated May 28, 2003 between the Partnership and SFG Farmington I Limited Partnership relating to the property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to
    Exhibit 10.2 of Form 8-K filed June 2, 2003).

    31.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


                              b.    Reports filed on Form  8-K  -
                              During  the quarter ended June  30,
                              2003, the Partnership filed a  Form
                              8-K  dated  June 2, 2003  reporting
                              the   acquisition   of   a   Johnny
                              Carino's  restaurant in Farmington,
                              New Mexico.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                       (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                       Patrick W. Keene
                                       Chief Financial Officer
                                       (Principal Accounting Officer)