Form 10QSB
period 2003-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2003-11-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                   2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,704,432     $ 4,653,629
  Receivables                                            0          15,194
                                                -----------     -----------
      Total Current Assets                       4,704,432       4,668,823
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,796,152       5,367,113
  Buildings and Equipment                       11,092,091      10,035,149
  Construction in Progress                               0          44,281
  Accumulated Depreciation                      (1,510,807)     (1,399,695)
                                                -----------     -----------
      Net Investments in Real Estate            14,377,436      14,046,848
                                                -----------     -----------
          Total Assets                         $19,081,868     $18,715,671
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    69,660     $    28,714
  Distributions Payable                            405,694         648,117
  Unearned Rent                                     26,541               0
                                                -----------     -----------
      Total Current Liabilities                    501,895         676,831
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  23,365          17,954
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,025 Units outstanding                     18,556,608      18,020,886
                                                -----------     -----------
      Total Partners' Capital                   18,579,973      18,038,840
                                                -----------     -----------
       Total Liabilities and Partners' Capital $19,081,868     $18,715,671
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                               9/30/03      9/30/02     9/30/03      9/30/02

RENTAL INCOME                 $ 382,199  $ 360,068   $1,078,111   $  987,005

EXPENSES:
   Partnership Administration -
    Affiliates                   60,314     54,290      167,388      198,789
   Partnership Administration
    and Property Management -
    Unrelated Parties             6,573     11,112       23,909       43,939
   Depreciation                 104,193     96,061      278,758      253,327
                               ---------  ---------   ----------   ----------
     Total Expenses             171,080    161,463      470,055      496,055
                               ---------  ---------   ----------   ----------

OPERATING INCOME                211,119    198,605      608,056      490,950

OTHER INCOME:
   Interest Income               13,512     14,066       68,062       53,473
   Gain on Sale of Real Estate        0    603,426            0    1,277,158
                               ---------  ---------   ----------   ----------
        Total Other Income       13,512    617,492       68,062    1,330,631
                               ---------  ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   224,631    816,097      676,118    1,821,581

Income from Discontinued
  Operations                    565,759     47,787    1,092,297      130,423
                               ---------  ---------   ----------   ----------
NET INCOME                    $ 790,390  $ 863,884   $1,768,415   $1,952,004
                               =========  =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners           $   7,904  $   8,639   $   17,684   $   19,520
   Limited Partners             782,486    855,245    1,750,731    1,932,484
                               ---------  ---------   ----------   ----------
                              $ 790,390  $ 863,884   $1,768,415   $1,952,004
                               =========  =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $    9.66  $   34.77   $    29.07   $    77.61
   Discontinued Operations        24.32       2.04        46.97         5.56
                               ---------  ---------   ----------   ----------
        Total                 $   33.98  $   36.81   $    76.04   $    83.17
                               =========  =========   ==========   ==========
Weighted Average Units
  Outstanding                    23,025     23,235       23,025       23,235
                               =========  =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                  2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                $ 1,768,415     $ 1,952,004

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                 312,160         305,024
     Gain on Sale of Real Estate                 (993,576)     (1,263,914)
     Decrease in Receivables                       15,194           9,567
     Increase in Payable to
        AEI Fund Management, Inc.                  40,946          65,301
     Increase in Unearned Rent                     26,541             237
                                               -----------     -----------
        Total Adjustments                        (598,735)       (883,785)
                                               -----------     -----------
        Net Cash Provided By
           Operating Activities                 1,169,680       1,068,219
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                  (3,044,950)     (4,140,223)
   Proceeds from Sale of Real Estate            3,395,778       4,883,899
                                               -----------     -----------
        Net Cash Provided By
           Investing Activities                   350,828         743,676
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable             (242,423)              0
   Distributions to Partners                   (1,227,282)     (1,227,263)
                                               -----------     -----------
        Net Cash Used For
          Financing Activities                 (1,469,705)     (1,227,263)
                                               -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          50,803         584,632

CASH AND CASH EQUIVALENTS, beginning of period  4,653,629       4,460,840
                                               -----------     -----------
CASH AND CASH EQUIVALENTS, end of period      $ 4,704,432     $ 5,045,472
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001  $  13,932   $17,592,673   $17,606,605   23,235.35

  Distributions               (12,273)   (1,214,990)   (1,227,263)

  Net Income                   19,520     1,932,484     1,952,004
                             ---------   -----------   ----------- -----------
BALANCE, September 30, 2002 $  21,179   $18,310,167   $18,331,346   23,235.35
                             =========   ===========   =========== ===========


BALANCE, December 31, 2002  $  17,954   $18,020,886   $18,038,840   23,025.33

  Distributions               (12,273)   (1,215,009)   (1,227,282)

  Net Income                   17,684     1,750,731     1,768,415
                             ---------   -----------   ----------- -----------

BALANCE, September 30, 2003 $  23,365   $18,556,608   $18,579,973   23,025.33
                             =========   ===========   =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     In the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

     During the first nine months of 2003 and 2002, the Partnership distributed $140,284 and $234,149 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.04 and $9.98 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,696,114. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations -

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

     Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the nine months ended September 30, 2002, the net gain was $16,738.

     During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively.

     During the third quarter of 2003, the Partnership sold its 25.0% interest in the Champps Americana restaurant in
     Centerville, Ohio, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,384,939, which resulted in a net gain of $498,449. The total cost and related accumulated depreciation of the interests sold was $984,426 and $97,936, respectively.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended       Nine Months Ended
                               9/30/03       9/30/02     9/30/03      9/30/02

Rental Income                  $ 13,361    $ 65,632   $  134,364   $  200,526
Property Management Expenses       (891)       (657)      (2,241)      (5,162)
Depreciation                     (2,374)    (17,188)     (33,402)     (51,697)
Gain (Loss) on Disposal
  of Real Estate                555,663           0      993,576      (13,244)
                               ---------    --------   ----------   ----------
   Income from Discontinued
    Operations                $ 565,759    $ 47,787   $1,092,297   $  130,423
                               =========    ========   ==========   ==========


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $1,078,111 and $987,005, respectively. In 2003, rental income increased as a result of additional rent received from five property acquisitions in 2002 and 2003, and rent increases on two properties. These increases in rental income were partially offset by a decrease in rent due to sales of the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $167,388 and $198,789, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,909 and $43,939, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2003 and 2002, the
Partnership  recognized interest income of $68,062  and  $53,473,
respectively.   In  2003, interest income increased  due  to  the
Partnership receiving interest from construction advances.

        For the nine months ended September 30, 2002, the Partnership recognized gain on sale of real estate from continuing operations of $1,277,158, from the sale of two properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $1,092,297, representing rental income less property management expenses and depreciation of $98,721 and gain on disposal of real estate of $993,576. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $130,423, representing rental income less property management expenses and depreciation of $143,667 and loss on disposal of real estate of $13,244.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Covington, Louisiana notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. In October 2001, the Partnership received an offer to buy the restaurant for $900,000 from an unrelated third party. Effective December 10, 2001, the Partnership terminated the Lease to accommodate the sale. Through this date, HRG owed $80,316 of rent, which will not be collected and was not accrued for financial reporting purposes. In the third quarter of 2001, a charge to operations for real estate impairment of $295,354 was recognized, which was the difference between the book value at September 30, 2001 of $1,145,354 and the estimated net sales proceeds of $850,000. The charge was recorded against the cost of the building and equipment. On February 19, 2002, the sale closed with the Partnership receiving net sale proceeds of $816,143, which resulted in a net loss of $29,982.

        Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the nine months ended September 30, 2002, the net gain was $16,738.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively.

       During the third quarter of 2003, the Partnership sold its 25.0% interest in the Champps Americana restaurant in Centerville, Ohio, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,384,939, which resulted in a net gain of $498,449. The total cost and related accumulated depreciation of the interests sold was $984,426 and $97,936, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $50,803 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $584,632 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,068,219 in 2002 to $1,169,680 in 2003 mainly as a result of an increase in total rental and interest income and a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,395,778 and $4,883,899. During the same periods, the Partnership expended $3,044,950 and $4,140,223, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,696,114. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,227,282 and $1,227,263, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,215,009 and $1,214,990 and the General Partners received distributions of $12,273 and $12,273 for the periods, respectively. In December 2002, the Partnership declared a bonus distribution of $242,424 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2002.

        During the first nine months of 2003 and 2002, the Partnership distributed $140,284 and $234,149 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $6.04 and $9.98 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On October 1, 2003, eight Limited Partners redeemed a total of 117.84 Partnership Units for $81,076 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 41 Limited Partners redeemed a total of 974.67 Partnership Units for $804,867. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

    10.1  Assignment of Sale-Purchase Agreement dated August  19,
          2003,  between the Partnership and AEI Fund Management,
          Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida.

    10.2 Assignment and Assumption of Lease Agreement dated September 19, 2003, between the Partnership, AEI Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida.

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


Dated:  November 11, 2003     AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)