Form 10KSB
period 2003-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2004-03-30
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $1,068,185.

As of February 29, 2004, there were 22,907.489 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,907,489.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 31, 1994. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

Property Activity

        On March 30, 2001, the Partnership purchased a Children's World daycare center in Mundelein, Illinois for $1,618,824. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $153,710.

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

        During the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

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

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to Knowledge Learning Enterprises, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to SFG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease, become property of the lessor. Through December 31, 2002, the Partnership had advanced $44,281 for construction of the property. The Partnership charged interest on the advances at a rate of 10.5%. On May 28, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $231,000. Total acquisition costs, including the cost of the land, were $2,183,344.

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,714,965. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

        On December 23, 2003, the Partnership sold .5213% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $26,607, which resulted in a net gain of $2,639. The cost and related accumulated depreciation of the interest sold was $24,162 and $194, respectively.

        Subsequent to December 31, 2003, the Partnership sold 16.0762% of the Winn-Dixie store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $872,000, which resulted in a net gain of approximately $135,000.

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

        During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store, in eleven separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

        Subsequent to December 31, 2003, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of approximately $392,000, which resulted in a net gain of approximately $128,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,594,783. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in this property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $133,000. AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

Major Tenants

        During 2003, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 88% of total rental revenue in 2003. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2004 and future years. However, the tenant of the Garden Ridge retail store will not continue to be a major tenant since the property was sold, in a series of transactions, between November 2003 and January 2004. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                            Total Property              Annual    Annual
                  Purchase   Acquisition                Lease     Rent Per
Property            Date        Costs      Lessee       Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                            RTM Gulf
 (2.6811%)         5/31/95  $    23,049   Coast, Inc.      $  2,679   $33.70

Garden Ridge Retail Store
 Pineville, NC                             Garden
 (3.7372%)         3/28/96  $   334,228  Ridge, L.P.       $ 38,881   $ 7.37

Champps                                    Champps
 Americana Restaurant                   Entertainment
 San Antonio, TX  12/23/97  $ 2,833,357 of Texas, Inc.     $336,847   $38.81


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                            Total Property              Annual    Annual
                  Purchase   Acquisition                Lease     Rent Per
Property            Date        Costs      Lessee       Payment   Sq. Ft.

Champps
 Americana Restaurant                      Champps
 Livonia, MI                              Operating
 (.1534%)         5/19/98   $    6,366   Corporation       $    706   $50.28

Tumbleweed Restaurant                     Tumbleweed,
 Fort Wayne, IN   9/11/00   $1,334,315       Inc.          $140,739   $23.73

Johnny Carino's
 Restaurant
 Austin, TX                            Kona Restaurant
 (1.1839%)        9/26/01   $   27,083   Group, Inc.       $  2,993   $39.13

Children's World                          Knowledge
 Daycare Center                           Learning
 Andover, MN      6/14/02   $1,264,207 Enterprises, Inc.   $120,204   $13.94

Children's World                          Knowledge
 Daycare Center                           Learning
 Ballwin, MO      6/14/02   $1,517,778 Enterprises, Inc.   $144,113   $17.28

Children's World                          Knowledge
 Daycare Center                           Learning
 Kimberly, WI     6/14/02   $1,358,239 Enterprises, Inc.   $129,087   $12.49

Johnny Carino's
 Restaurant                            SFG Farmington-I
 Farmington, NM   5/28/03   $2,183,344 Limited Partnership $231,000   $37.63

Winn-Dixie Retail Store
 Panama City, FL                          Winn-Dixie
 (36.4787%)       9/19/03   $1,690,803  Montgomery, Inc.   $136,430   $ 7.71

Johnny Carino's
 Restaurant                             Kona Restaurant
 Laredo, TX      12/30/03   $2,594,783    Group, Inc.      $215,646   $30.95


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interests in the Arby's restaurant, the Garden Ridge retail store, the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant in Laredo, Texas which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 14 years for the Johnny Carino's restaurant in Farmington, New Mexico, 15 years for the Children's World daycare centers, the Champps Americana restaurants and the Johnny Carino's restaurants in Austin and Laredo, Texas and 25 years for the Garden Ridge and Winn-Dixie retail stores.

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

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,284 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2003, eight Limited Partners redeemed a total  of
117.84 Partnership Units for $81,076 in accordance with the Partnership Agreement. During 2002, eight Limited Partners redeemed a total of 210.02 Partnership Units for $156,938. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 33 Limited Partners redeemed 764.65 Partnership Units for $647,929. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $819 and $1,586 in 2003 and 2002, respectively.

       Cash distributions of $21,818 and $18,788 were made to the General Partners and $2,160,011 and $1,859,991 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $808,453 and $662,865 of proceeds from property sales in 2003 and 2002, respectively.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2003  and  2002,  the
Partnership recognized rental income from continuing operations of $1,068,185 and $901,142, respectively. In 2003, rental income increased as a result of additional rent received from six property acquisitions in 2002 and 2003, and rent increases on two properties. These increases in rental income were partially offset by a decrease in rent due to sales of the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas.

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses to affiliated parties of $212,942 and $238,259, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,501 and $43,392, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For  the  years  ended December 31, 2003  and  2002,  the
Partnership  recognized interest income of $82,159  and  $68,905,
respectively.   In  2003, interest income increased  due  to  the
Partnership receiving interest from construction advances.

        For the years ended December 31, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $2,639 and $1,533,515, respectively, from the sale of two properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        Through December 31, 2002, the Partnership sold 99.8466% of the Champps Americana restaurant in Livonia, Michigan, in twenty-one separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $5,490,789, which resulted in a net gain of $1,888,226. The total cost and related accumulated depreciation of the interests sold was $4,143,694 and $541,131, respectively. For the year ended December 31, 2002, the net gain was $1,464,843.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.

        On December 23, 2003, the Partnership sold .5213% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $26,607, which resulted in a net gain of $2,639. The cost and related accumulated depreciation of the interest sold was $24,162 and $194, respectively.

        Subsequent to December 31, 2003, the Partnership sold 16.0762% of the Winn-Dixie store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $872,000, which resulted in a net gain of approximately $135,000.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,742,350, representing rental income less property management expenses and depreciation of $401,035 and gain on disposal of real estate of $2,341,315. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $498,693, representing rental income less property management expenses and depreciation of $511,937 and loss on disposal of real estate of $13,244.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the year ended December 31, 2002, the net gain was $16,738.

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

        During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store, in eleven separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

        Subsequent to December 31, 2003, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of approximately $392,000, which resulted in a net gain of approximately $128,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

         In 2003 and 2002, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of  property,  there  can  be  no  assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances increased $1,364,723 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2002, the Partnership's cash balances increased $192,789 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,353,339 in 2002 to $1,593,518 in 2003 as a result of an increase in total rental and interest income, a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $7,390,501 and $5,609,087, respectively. During the years ended December 31, 2003 and 2002, the Partnership expended $5,658,584 and $4,974,732, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

         On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to Knowledge Learning Enterprises, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

       On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to SFG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease, become property of the lessor. Through December 31, 2002, the Partnership had advanced $44,281 for construction of the property. The Partnership charged interest on the advances at a rate of 10.5%. On May 28, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $231,000. Total acquisition costs, including the cost of the land, were $2,183,344.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,714,965. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership.

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,594,783. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in this property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $133,000. AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $2,181,829 and $1,878,779, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,160,011 and $1,859,991 and the General Partners received distributions of $21,818 and $18,788 for the periods, respectively. In December 2002, the Partnership declared a bonus distribution of $242,424 of net sale proceeds. In December 2003, the Partnership declared a bonus distribution of $545,455 of net sale proceeds, which resulted in higher distributions in 2003 and a higher distribution payable at December 31, 2003.

       During 2003 and 2002, the Partnership distributed $816,619 and $669,560 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $35.27 and $28.70 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, eight Limited Partners redeemed a total  of
117.84 Partnership Units for $81,076 in accordance with the Partnership Agreement. During 2002, eight Limited Partners redeemed a total of 210.02 Partnership Units for $156,938. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 33 Limited Partners redeemed 764.65 Partnership Units for $647,929. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $819 and $1,586 in 2003 and 2002, respectively.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                 2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 6,018,352   $ 4,653,629
  Receivables                                        579        15,194
                                              -----------   -----------
      Total Current Assets                     6,018,931     4,668,823
                                              -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         4,770,063     5,367,113
  Buildings and Equipment                     10,063,261    10,035,149
  Construction in Progress                             0        44,281
  Accumulated Depreciation                      (862,718)   (1,399,695)
                                              -----------   -----------
                                              13,970,606    14,046,848
  Real Estate Held for Sale                      264,200             0
                                              -----------   -----------
      Net Investments in Real Estate          14,234,806    14,046,848
                                              -----------   -----------
           Total  Assets                     $20,253,737   $18,715,671
                                              ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $   160,512   $    28,714
  Distributions Payable                          951,129       648,117
                                              -----------   -----------
      Total Current Liabilities                1,111,641       676,831
                                              -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                28,987        17,954
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,907 and 23,025 Units outstanding in
    2003 and 2002, respectively               19,113,109    18,020,886
                                              -----------   -----------
     Total Partners' Capital                  19,142,096    18,038,840
                                              -----------   -----------
      Total Liabilities and Partners'Capital $20,253,737   $18,715,671
                                              ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                   2003          2002

RENTAL INCOME                                  $ 1,068,185    $   901,142

EXPENSES:
  Partnership Administration - Affiliates          212,942        238,259
  Partnership Administration and Property
     Management - Unrelated Parties                 19,501         43,392
  Depreciation                                     295,910        251,066
                                                -----------    -----------
      Total Expenses                               528,353        532,717
                                                -----------    -----------

OPERATING INCOME                                   539,832        368,425

OTHER INCOME:
  Interest Income                                   82,159         68,905
  Gain on Sale of Real Estate                        2,639      1,533,515
                                                -----------    -----------
      Total Other Income                            84,798      1,602,420
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  624,630      1,970,845

Income from Discontinued Operations              2,742,350        498,693
                                                -----------    -----------
NET INCOME                                     $ 3,366,980    $ 2,469,538
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partner                              $    33,670    $    24,396
  Limited Partners                               3,333,310      2,445,142
                                                -----------    -----------
                                               $ 3,366,980    $ 2,469,538
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     26.89    $     84.17
  Discontinued Operations                           118.06          21.30
                                                -----------    -----------
       Total                                   $    144.95    $    105.47
                                                ===========    ===========
Weighted Average Units Outstanding                  22,996         23,183
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                  2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $ 3,366,980    $ 2,469,538

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                 424,079        418,476
     Gain on Sale of Real Estate               (2,343,954)    (1,520,271)
     (Increase) Decrease in Receivables            14,615         (5,627)
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                131,798         (8,777)
                                               -----------    -----------
           Total Adjustments                   (1,773,462)    (1,116,199)
                                               -----------    -----------
       Net Cash Provided By
           Operating Activities                 1,593,518      1,353,339
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                (5,658,584)    (4,974,732)
     Proceeds from Sale of Real Estate          7,390,501      5,609,087
                                               -----------    -----------
       Net Cash Provided By
           Investing Activities                 1,731,917        634,355
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable               303,012        242,398
  Distributions to Partners                    (2,181,829)    (1,878,779)
  Redemption Payments                             (81,895)      (158,524)
                                               -----------    -----------
       Net Cash Used For
         Financing Activities                  (1,960,712)    (1,794,905)
                                               -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                         1,364,723        192,789

CASH AND CASH EQUIVALENTS, beginning of period  4,653,629      4,460,840
                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of period      $ 6,018,352    $ 4,653,629
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                            General     Limited                   Units
                            Partner     Partners      Total     Outstanding


BALANCE, December 31, 2001 $ 13,932   $17,592,673  $17,606,605    23,235.35

   Distributions            (18,788)   (1,859,991)  (1,878,779)

  Redemption Payments        (1,586)     (156,938)    (158,524)     (210.02)

  Net Income                 24,396     2,445,142    2,469,538
                            --------   -----------  -----------  -----------
BALANCE, December 31, 2002   17,954    18,020,886   18,038,840    23,025.33

   Distributions            (21,818)   (2,160,011)  (2,181,829)

  Redemption Payments          (819)      (81,076)     (81,895)     (117.84)

  Net Income                 33,670     3,333,310    3,366,980
                            --------   -----------  -----------  -----------
BALANCE, December 31, 2003 $ 28,987   $19,113,109  $19,142,096    22,907.49
                            ========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

                   DECEMBER 31, 2003 AND 2002

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions -

     As of December 31, 2003, the Partnership owns a 3.7372% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund 23 LLC,
     affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2002. As of December 31, 2003, the Partnership owns a 36.4787% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 26% interest in this property until the interest was sold, in two transactions, to unrelated parties in 2003. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owned a 25% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 49.6% interest in a Champps Americana restaurant in Schaumburg, Illinois. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 212,942    $ 238,259
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  25,128    $  54,147
                                                ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $10,695 and $120,482
  for 2003 and 2002, respectively.             $  92,365    $ (42,550)
                                                ========     ========
d.AEI is reimbursed  for all costs incurred in
  connection with the sale of property.        $ 185,048    $ 206,175
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant in Laredo, Texas which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 10 years for the Arby's and Tumbleweed restaurants, 14 years for the Johnny Carino's restaurant in Farmington, New Mexico, 15 years for the Children's World daycare centers, the Champps Americana restaurants and the Johnny Carino's restaurants in Austin and Laredo, Texas and 25 years for the Garden Ridge and Winn-Dixie retail stores. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Garden Ridge retail store was constructed and acquired in 1996. The Champps Americana restaurants in San Antonio, Texas and Livonia, Michigan were constructed and acquired in 1997 and 1998, respectively. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The Children's World daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The Children's World daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The land for the Johnny Carino's restaurant in Farmington, New Mexico was acquired in 2002 and construction of the restaurant was completed in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Laredo, Texas was constructed in 1999 and acquired in 2003. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2003 are as follows:

                                   Buildings and             Accumulated
Property                    Land     Equipment     Total     Depreciation

Arby's, Montgomery, AL $    10,033  $    13,016  $    23,049   $   4,469
Champps Americana,
  San Antonio, TX        1,127,016    1,706,341    2,833,357     469,182
Champps Americana,
  Livonia, MI                1,753        4,613        6,366       1,163
Tumbleweed, Fort Wayne,IN  562,078      772,237    1,334,315     120,580
Johnny Carino's, Austin,TX  13,771       13,312       27,083       1,233
Children's World,
  Andover, MN              179,755    1,084,452    1,264,207      66,874
Children's World,
  Ballwin, MO              255,080    1,262,698    1,517,778      77,867
Children's World,
  Kimberly, WI             312,007    1,046,232    1,358,239      64,517
Johnny  Carino's,
  Farmington, NM           817,862    1,365,482    2,183,344      41,009
Winn-Dixie,
  Panama City, FL          334,493    1,356,310    1,690,803      15,824
Johnny  Carino's,
  Laredo, TX             1,156,215    1,438,568    2,594,783           0
                        -----------  -----------   -----------  ---------
                       $ 4,770,063  $10,063,261   $14,833,324  $ 862,718
                        ===========  ===========   ===========  =========

     Through December 31, 2002, the Partnership sold 99.8466% of the Champps Americana restaurant in Livonia, Michigan, in twenty-one separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $5,490,789, which resulted in a net gain of $1,888,226. The total cost and related accumulated depreciation of the interests sold was $4,143,694 and $541,131, respectively. For the year ended December 31, 2002, the net gain was $1,464,843.

     During the third quarter of 2002, the Partnership sold 23.8161% of the Johnny Carino's restaurant in Austin, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $603,681, which resulted in a net gain of $68,672. The total cost and related accumulated depreciation of the interests sold was $544,819 and $9,810, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     During 2003 and 2002, the Partnership distributed $816,619 and $669,560 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $35.27 and $28.70 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On June 14, 2002, the Partnership purchased three Children's World daycare centers located in Andover, Minnesota, Ballwin, Missouri and Kimberly, Wisconsin. The properties were purchased for $1,264,207, $1,517,778 and $1,358,239, respectively. The properties are leased to Knowledge Learning Enterprises, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $120,204, $144,113 and $129,087, respectively.

     On October 31, 2002, the Partnership purchased a parcel of land in Farmington, New Mexico for $810,000. The Partnership obtained title to the land in the form of an undivided fee simple interest. The land is leased to SFG Farmington I Limited Partnership (SFG) under a Lease Agreement with a primary term of 20 years and annual rental payments of $85,050. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds  to  SFG  for  the construction of a  Johnny  Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease, become property of the lessor. Through December 31, 2002, the Partnership had advanced $44,281 for construction of the property. The Partnership charged interest on the advances at a rate of 10.5%. On May 28, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $231,000. Total acquisition costs, including the cost of the land, were $2,183,344.

     On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,714,965. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380.

     On December 23, 2003, the Partnership sold .5213% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $26,607, which resulted in a net gain of $2,639. The cost and related accumulated depreciation of the interest sold was $24,162 and $194, respectively.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2003, the Partnership sold 16.0762% of the Winn-Dixie store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $872,000, which resulted in a net gain of approximately $135,000.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,594,783. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

     Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for approximately $1,963,800. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228.

     Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately
     $1,606,500. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $133,000. AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

     The  Partnership  owns  a  2.6811%  interest  in  an  Arby's
     restaurant.   The remaining interests in this  property  are
     owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $ 1,480,281
                       2005             1,483,736
                       2006             1,490,615
                       2007             1,497,647
                       2008             1,505,241
                       Thereafter      14,648,136
                                       -----------
                                      $22,105,656
                                       ===========

     There were no contingent rents recognized in 2003 or 2002.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   2003         2002
      Tenants                 Industry

     Knowledge Learning
       Enterprises,  Inc.       Child Care    $   459,999   $   368,989
     Garden Ridge, L.P.         Retail            400,467       423,945
     Champps  Americana Group   Restaurant        386,255       602,580
     SFG Farmington-I
       Limited Partnership      Restaurant        171,757           N/A
                                               -----------   -----------

      Aggregate rent revenue of major tenants $ 1,418,478   $ 1,395,514
                                               ===========   ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                88%           88%
                                               ===========   ===========

(6)  Discontinued Operations -

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     Through December 31, 2002, the Partnership sold its 49.6% interest in the Champps Americana restaurant in Schaumburg, Illinois, in thirteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,892,414, which resulted in a net gain of $838,268. The total cost and related accumulated depreciation of the interests sold was $2,256,461 and $202,315, respectively. For the year ended December 31, 2002, the net gain was $16,738.

     During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively.

     During the third quarter of 2003, the Partnership sold its 25% interest in the Champps Americana restaurant in Centerville, Ohio, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,384,939, which resulted in a net gain of $498,449. The total cost and related accumulated depreciation of the interests sold was $984,426 and $97,936, respectively.

     During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store, in eleven separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

     Subsequent to December 31, 2003, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of approximately $392,000, which resulted in a net gain of approximately $128,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                     2003          2002

     Rental Income                              $   534,831   $   690,102
     Property Management Expenses                    (5,627)      (10,755)
     Depreciation                                  (128,169)     (167,410)
     Gain (Loss) on Disposal of Real Estate       2,341,315       (13,244)
                                                 -----------   -----------
         Income from Discontinued Operations    $ 2,742,350   $   498,693
                                                 ===========   ===========

(7)  Partners' Capital -

     Cash distributions of $21,818 and $18,788 were made to the General Partners and $2,160,011 and $1,859,991 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $93.93 and $80.23 per Limited Partnership Unit outstanding using 22,996 and 23,183 weighted average Units in 2003 and 2002, respectively. The distributions represent $93.93 and $80.23 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $808,453 and $662,865 of proceeds from property sales in 2003 and 2002, respectively.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital - (Continued)

     During  2003,  eight Limited Partners redeemed  a  total  of
     117.84 Partnership Units for $81,076 in accordance with the Partnership Agreement. During 2002, eight Limited Partners redeemed a total of 210.02 Partnership Units for $156,938. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $819 and $1,586 in 2003 and 2002, respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,047.69 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2003         2002

     Net Income for Financial
      Reporting Purposes                    $ 3,366,980   $ 2,469,538

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        117,002       135,151

     Amortization of Start-Up and
      Organization Costs                              0       (13,974)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (312,734)     (477,558)
                                             -----------   -----------
           Taxable Income to Partners       $ 3,171,248   $ 2,113,157
                                             ===========   ===========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                   2003         2002

     Partners' Capital for
       Financial  Reporting Purposes           $19,142,096    $18,038,840

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                           270,637        466,369

     Capitalized Start-Up Costs
      Under Section 195                            291,517        291,517

     Amortization of Start-Up and
      Organization Costs                          (297,517)      (297,517)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes           3,214,043      3,214,043
                                                -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes         $22,620,776    $21,713,252
                                                ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2003                    2002
                           Carrying     Fair       Carrying      Fair
                            Amount     Value        Amount       Value

     Money Market Funds  $6,018,352   $6,018,352   $4,653,629   $4,653,629
                          ----------   ----------   ----------   ----------
       Total Cash and
        Cash Equivalents $6,018,352   $6,018,352   $4,653,629   $4,653,629
                          ==========   ==========   ==========   ==========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         (Continued)

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2003, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method        Inception (August 31, 1994)
Compensation               of Compensation            To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to         $2,400,000
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  463,236
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all        $2,096,265
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      of the Fund's properties and all
                      other transfer agency, reporting,
                      partner   relations   and   other
                      administrative functions.

General Partners and  Reimbursement at Cost for all        $  708,416
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1%  of  Net Cash Flow in any fiscal  $  123,391
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds  $   29,055
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10% of  distributions
                      of Net Proceeds of Sale thereafter.


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

     10.9 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 10, 2000).

     10.10 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.1 of Form 10-QSB filed November 7, 2000).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                            Description

     10.11 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 7, 2000).

     10.12 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
     Restaurant Group, Inc. relating to the Property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed May 10, 2001).

     10.13 First Amendment to Net Lease Agreement dated September 26, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the Property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed October 26, 2001).

     10.14 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the Property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed June 18, 2002).

     10.15 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the Property at 497 Big Bend Road,
     Ballwin,  Missouri  (incorporated by  reference  to  Exhibit
     10.2 of Form 8-K filed June 18, 2002).

     10.16 Assignment of Purchase and Sale Agreement dated May 24, 2002 between the Partnership and AEI Fund Management, Inc. relating to the Property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit
     10.3 of Form 8-K filed June 18, 2002).

     10.17 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit
     10.4 of Form 8-K filed June 18, 2002).

     10.18 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 18, 2002).

     10.19 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 18, 2002).

     10.20 Development Financing Agreement dated October 31, 2002 between the Partnership and SFG Farmington I Limited Partnership relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 1, 2002).

     10.21 Net Lease Agreement dated October 31, 2002 between the Partnership and SFG Farmington I Limited Partnership relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 1, 2002).

     10.22 First Amendment to Net Lease Agreement dated May 28, 2003 between the Partnership and SFG Farmington I Limited Partnership relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 2, 2003).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                                  Description

     10.23 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit
     10.1 of Form 10-QSB filed November 11, 2003).

     10.24 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

     10.25 Assignment of Agreement of Sale and First Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2004).

     10.26 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 2, 2004).

     10.27 Assignment of Purchase Agreement dated January 2, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

     10.28 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

     10.29 Assignment of Purchase and Sale Agreement dated March 1, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 2585 Main Street, Buffalo, New York.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


         B.   Reports on Form 8-K - None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003         2002

     Audit Fees                           $  11,359     $ 10,355
     Audit-Related Fees                         500            0
     Tax Fees                                     0            0
      All Other Fees                              0            0
                                           ---------     --------
          Total Fees                      $  11,859     $ 10,355
                                           =========     ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.

                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI INCOME & GROWTH FUND XXI
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 19, 2004
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and  Treasurer  March 19, 2004
    Patrick W.Keene   (Principal Accounting Officer)