Form 10QSB
period 2004-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2004-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                     2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 4,580,520    $ 6,018,352
  Receivables                                          18,809            579
                                                   -----------    -----------
      Total Current Assets                          4,599,329      6,018,931
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,485,154      4,770,063
  Buildings and Equipment                          10,595,186     10,063,261
  Accumulated Depreciation                           (960,687)      (862,718)
                                                   -----------    -----------
                                                   15,119,653     13,970,606
  Real Estate Held for Sale                                 0        264,200
                                                   -----------    -----------
      Net Investments in Real Estate               15,119,653     14,234,806
                                                   -----------    -----------
          Total Assets                            $19,718,982    $20,253,737
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    62,727    $   160,512
  Distributions Payable                               405,676        951,129
  Unearned Rent                                        30,989              0
                                                   -----------    -----------
      Total Current Liabilities                       499,392      1,111,641
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     29,763         28,987
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,907 Units outstanding                     19,189,827     19,113,109
                                                   -----------    -----------
      Total Partners' Capital                      19,219,590     19,142,096
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $19,718,982    $20,253,737
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2004          2003

RENTAL INCOME                                  $   373,324    $   235,102

EXPENSES:
   Partnership  Administration  -  Affiliates       51,166         67,308
   Partnership Administration and Property
      Management - Unrelated Parties                 9,732         13,085
   Depreciation                                    105,939         59,725
                                                -----------    -----------
        Total Expenses                             166,837        140,118
                                                -----------    -----------

OPERATING INCOME                                   206,487         94,984

OTHER INCOME:
  Interest Income                                   13,141         24,722
  Gain on Sale of Real Estate                      137,068              0
                                                -----------    -----------
      Total Other Income                           150,209         24,722
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  356,696        119,706

Income from Discontinued Operations                129,890        129,035
                                                -----------    -----------
NET INCOME                                     $   486,586    $   248,741
                                                ===========    ===========
NET INCOME ALLOCATED:
   General Partners                            $     4,866    $     2,487
   Limited Partners                                481,720        246,254
                                                -----------    -----------
                                               $   486,586    $   248,741
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     15.42    $      5.15
  Discontinued Operations                             5.61           5.55
                                                -----------    -----------
      Total                                    $     21.03    $     10.70
                                                ===========    ===========
Weighted Average Units Outstanding                  22,907         23,025
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   486,586   $   248,741

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      105,939       101,545
     Gain on Sale of Real Estate                      (265,704)            0
     Increase in Receivables                           (18,230)      (28,826)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (97,785)       51,275
     Increase in Unearned Rent                          30,989        35,846
                                                    -----------   -----------
        Total Adjustments                             (244,791)      159,840
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       241,795       408,581
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,992,154)   (1,253,964)
   Proceeds from Sale of Real Estate                 1,267,072             0
                                                    -----------   -----------
        Net Cash Used For
            Investing Activities                      (725,082)   (1,253,964)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (545,453)     (242,423)
   Distributions to Partners                          (409,092)     (409,094)
                                                    -----------   -----------
             Net Cash Used For
                 Financing Activities                 (954,545)     (651,517)
                                                    -----------   -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                              (1,437,832)   (1,496,900)

CASH AND CASH EQUIVALENTS, beginning of period       6,018,352     4,653,629
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,580,520   $ 3,156,729
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,954   $18,020,886   $18,038,840    23,025.33

  Distributions               (4,091)     (405,003)     (409,094)

  Net Income                   2,487       246,254       248,741
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2003     $ 16,350   $17,862,137   $17,878,487    23,025.33
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2003  $ 28,987   $19,113,109   $19,142,096    22,907.49

  Distributions               (4,090)     (405,002)     (409,092)

  Net Income                   4,866       481,720       486,586
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2004     $ 29,763   $19,189,827   $19,219,590    22,907.49
                             ========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

     Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interest sold was $769,300 and $8,164, respectively. For the three months ended March 31, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,981,858. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In March 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. In May 2004, by mutual agreement of the parties, the agreement was terminated.


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

(6)  Discontinued Operations -

     During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

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

     During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store in Pineville, North Carolina, in eleven separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

     On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

     During the first three months of 2004 and 2003, the Partnership distributed $82,272 and $58,809 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.56 and $2.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2004         2003

     Rental Income                            $   1,254    $ 171,618
     Property Management Expenses                     0         (763)
     Depreciation                                     0      (41,820)
     Gain on Disposal of Real Estate            128,636            0
                                               ---------    ---------
          Income from Discontinued Operations $ 129,890    $ 129,035
                                               =========    =========

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $373,324 and $235,102, respectively. In 2004, rental income increased as a result of additional rent received from four property acquisitions in 2003 and 2004 and rent increases on two properties.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses to affiliated parties of $51,166 and $67,308, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,732 and $13,085, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $13,141 and $24,722, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

       For the three months ended March 31, 2004, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interest sold was $769,300 and $8,164, respectively. For the three months ended March 31, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $129,890, representing rental income of $1,254 and gain on disposal of real estate of $128,636. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $129,035, representing rental income less property management expenses and depreciation.

       During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

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

        During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store in Pineville, North Carolina, in eleven separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

        In 2003 and the first quarter of 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability during the remainder of 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances decreased $1,437,832 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the three months ended March 31, 2003, the Partnership's cash balances decreased $1,496,900 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $408,581 in 2003 to $241,795 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Partnership generated cash flow from the sale of real estate of $1,267,072. During the three months ended March 31, 2004 and 2003, the Partnership expended $1,992,154 and $1,253,964, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,981,858. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        In March 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. In May 2004, by mutual agreement of the parties, the agreement was terminated.

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

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $409,092 and $409,094, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $405,002 and $405,003 and the General Partners received distributions of $4,090 and $4,091 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $545,455 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2004 and 2003, the Partnership distributed $82,272 and $58,809 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.56 and $2.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, eight Limited Partners redeemed a total  of
117.84 Partnership Units for $81,076 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 41 Limited Partners redeemed 974.67 Partnership Units for $804,867. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $819 in 2003.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March   31,   2004,    the
                                       Partnership filed  a  Form
                                       8-K dated January 2, 2004,
                                       reporting  the acquisition
                                       of    a    Johnny Carino's
                                       restaurant in Laredo,Texas.

                                       During  the  quarter ended
                                       March   31,    2004,   the
                                       Partnership  filed a  Form
                                       8-K dated   February   17,
                                       2004,     reporting    the
                                       acquisition  of  a   Jared
                                       Jewelry  store in Hanover,
                                       Maryland.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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