Form 10QSB
period 2004-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2004-08-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,456,061    $ 6,018,352
  Receivables                                        18,809            579
                                                 -----------    -----------
      Total Current Assets                        4,474,870      6,018,931
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,667,846      4,770,063
  Buildings and Equipment                         9,230,430     10,063,261
  Property Acquisition Costs                          2,904              0
  Accumulated Depreciation                         (995,099)      (862,718)
                                                 -----------    -----------
                                                 12,906,081     13,970,606
  Real Estate Held for Sale                       2,107,183        264,200
                                                 -----------    -----------
      Net Investments in Real Estate             15,013,264     14,234,806
                                                 -----------    -----------
          Total Assets                          $19,488,134    $20,253,737
                                                 ===========    ===========

                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    16,788    $   160,512
  Distributions Payable                             405,675        951,129
  Unearned Rent                                      32,784              0
                                                 -----------    -----------
      Total Current Liabilities                     455,247      1,111,641
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   27,896         28,987
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,907 Units outstanding                     19,004,991     19,113,109
                                                 -----------    -----------
      Total Partners' Capital                    19,032,887     19,142,096
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $19,488,134    $20,253,737
                                                 ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                              6/30/04       6/30/03    6/30/04      6/30/03

RENTAL INCOME               $  330,644   $  213,844   $  646,218   $  427,682

EXPENSES:
   Partnership Administration -
    Affiliates                  57,354       39,766      108,520      107,074
   Partnership Administration
    and Property Management -
    Unrelated Parties            8,746        2,569       17,998       15,654
   Depreciation                 92,997       59,717      181,360      119,442
                             ----------   ----------   ----------   ----------
     Total Expenses            159,097      102,052      307,878      242,170
                             ----------  -----------   ----------   ----------

OPERATING INCOME               171,547      111,792      338,340      185,512

OTHER INCOME:
   Interest Income              11,034       29,828       24,175       54,550
   Gain on Sale of Real Estate       0            0      137,068            0
                             ----------  -----------   ----------   ----------
     Total Other Income         11,034       29,828      161,243       54,550
                             ----------  -----------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  182,581      141,620      499,583      240,062

Income from Discontinued
   Operations                   39,809      587,664      209,393      737,963
                             ----------  -----------   ----------   ----------
NET INCOME                  $  222,390  $   729,284   $  708,976   $  978,025
                             ==========  ===========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $    2,224  $     7,293   $    7,090   $    9,780
   Limited Partners            220,166      721,991      701,886      968,245
                             ----------  -----------   ----------   ----------
                            $  222,390  $   729,284   $  708,976   $  978,025
                             ==========  ===========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $     7.89  $      6.09   $    21.59   $    10.32
   Discontinued Operations        1.72        25.27         9.05        31.73
                             ----------  -----------   ----------   ----------
        Total               $     9.61  $     31.36   $    30.64   $    42.05
                             ==========  ===========   ==========   ==========
Weighted Average Units
  Outstanding                   22,907       23,025       22,907       23,025
                             ==========  ===========   ==========   ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $   708,976   $   978,025

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    216,512       205,593
     Gain on Sale of Real Estate                    (265,704)     (437,913)
     (Increase) Decrease in Receivables              (18,230)       15,194
     Decrease in Payable to
        AEI Fund Management, Inc.                   (143,724)       (1,757)
     Increase in Unearned Rent                        32,784             0
                                                  -----------   -----------
        Total Adjustments                           (178,362)     (218,883)
                                                  -----------   -----------
        Net Cash Provided By
           Operating Activities                      530,614       759,142
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments   in   Real   Estate               (1,996,338)   (1,348,836)
   Proceeds from Sale of Real Estate               1,267,072     1,781,436
                                                  -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                     (729,266)      432,600
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (545,454)     (242,423)
   Distributions to Partners                        (818,185)     (818,188)
                                                  -----------   -----------
        Net Cash Used For
          Financing  Activities                   (1,363,639)   (1,060,611)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND  CASH  EQUIVALENTS                        (1,562,291)      131,131

CASH AND CASH EQUIVALENTS, beginning of period     6,018,352     4,653,629
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,456,061   $ 4,784,760
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,954   $18,020,886   $18,038,840    23,025.33

  Distributions               (8,182)     (810,006)     (818,188)

  Net Income                   9,780       968,245       978,025
                             --------   -----------   -----------  -----------
BALANCE, June 30, 2003      $ 19,552   $18,179,125   $18,198,677    23,025.33
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2003  $ 28,987   $19,113,109   $19,142,096    22,907.49

  Distributions               (8,181)     (810,004)     (818,185)

  Net Income                   7,090       701,886       708,976
                             --------   -----------   -----------  -----------
BALANCE, June 30, 2004      $ 27,896   $19,004,991   $19,032,887    22,907.49
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interest sold was $769,300 and $8,164, respectively. For the six months ended June 30, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,983,138. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively. For the six months ended June 30, 2003, the net gain was $437,913.

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

     During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store in Pineville, North Carolina, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The total cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $2,900,000, which will result in a net gain of approximately $793,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $2,107,183.

     During the first six months of 2004 and 2003, the Partnership distributed $158,402 and $72,483 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.85 and $3.12 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/04      6/30/03     6/30/04     6/30/03

Rental Income                 $  57,750    $ 196,351    $ 116,754  $ 389,233
Property Management Expenses       (365)      (2,269)        (845)    (3,032)
Depreciation                    (17,576)     (44,331)     (35,152)   (86,151)
Gain on Disposal of Real Estate       0      437,913      128,636    437,913
                               ---------    ---------    ---------  ---------
   Income from Discontinued
     Operations               $  39,809    $ 587,664    $ 209,393  $ 737,963
                               =========    =========    =========  =========

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $646,218 and $427,682, respectively. In 2004, rental income increased as a result of additional rent received from three property acquisitions in 2003 and 2004 and rent increases on two properties.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $108,520 and $107,074, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,998 and $15,654, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $24,175 and $54,550, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

        For the six months ended June 30, 2004, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interest sold was $769,300 and $8,164, respectively. For the six months ended June 30, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $209,393, representing rental income less property management expenses and depreciation of $80,757 and gain on disposal of real estate of $128,636. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $737,963, representing rental income less property management expenses and depreciation of $300,050 and gain on disposal of real estate of $437,913.

       During the first nine months of 2003, the Partnership sold the Children's World in Mundelein, Illinois, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,010,839, which resulted in a net gain of $495,127. The total cost and related accumulated depreciation of the interests sold was $1,618,824 and $103,112, respectively. For the six months ended June 30, 2003, the net gain was $437,913.

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

        During the fourth quarter of 2003, the Partnership sold 37.0128% of the Garden Ridge retail store in Pineville, North Carolina, in eleven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $3,968,116, which resulted in a net gain of $1,347,739. The total cost and related accumulated depreciation of the interests sold was $3,310,163 and $689,786, respectively.

        On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

       In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $2,900,000, which will result in a net gain of approximately $793,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $2,107,183.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances decreased $1,562,291 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2003, the Partnership's cash balances increased $131,131 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $759,142 in 2003 to $530,614 in 2004 mainly as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,267,072 and $1,781,436, respectively. During the same periods, the Partnership expended $1,996,338 and $1,348,836, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,983,138. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $818,185 and $818,188, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $810,004 and $810,006 and the General Partners received distributions of $8,181 and $8,182 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $545,455 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2004 and 2003, the Partnership distributed $158,402 and $72,483 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.85 and $3.12 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits -
                           Description

    10.1  Purchase  Agreement dated June  14,  2004  between  the
    Partnership  and  Jaroslaw  Paluha  and  Joseph  A.   Barraco
    relating   to   the  Property  at  3500  East  Main   Street,
    Farmington, New Mexico.

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


Dated:  August 10, 2004       AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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