Form 10QSB
period 2004-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2004-11-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004  and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004             2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 2,536,063      $ 6,018,352
  Receivables                                      26,045              579
                                               -----------      -----------
      Total Current Assets                      2,562,108        6,018,931
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,556,728        4,770,063
  Buildings and Equipment                      10,187,122       10,063,261
  Accumulated Depreciation                     (1,089,819)        (862,718)
                                               -----------      -----------
                                               14,654,031       13,970,606
  Real Estate Held for Sale                     2,107,185          264,200
                                               -----------      -----------
      Net Investments in Real Estate           16,761,216       14,234,806
                                               -----------      -----------
          Total Assets                        $19,323,324      $20,253,737
                                               ===========      ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    33,849       $  160,512
  Distributions Payable                           405,911          951,129
  Unearned Rent                                    12,769                0
                                               -----------       -----------
      Total Current Liabilities                   452,529        1,111,641
                                               -----------       -----------
PARTNERS' CAPITAL:
  General Partners                                 26,275           28,987
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,907 Units outstanding                    18,844,520       19,113,109
                                               -----------      -----------
      Total Partners' Capital                  18,870,795       19,142,096
                                               -----------      -----------
       Total Liabilities and Partners'Capital $19,323,324      $20,253,737
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended       Nine Months Ended
                             9/30/04       9/30/03     9/30/04       9/30/03

RENTAL INCOME              $  335,232   $   218,463  $   981,450   $  646,145

EXPENSES:
   Partnership Administration -
     Affiliates                53,563        60,314      162,083      167,388
   Partnership Administration
     and Property Management -
     Unrelated Parties          9,112         3,448       27,110       19,102
   Depreciation                94,720        61,985      276,080      181,427
                            ----------   -----------  -----------   ----------
     Total Expenses           157,395       125,747      465,273      367,917
                            ----------   -----------  -----------   ----------

OPERATING INCOME              177,837        92,716      516,177      278,228

OTHER INCOME:
   Interest Income             11,836        13,512       36,011       68,062
   Gain on Sale of Real Estate      0             0      137,068            0
                            ----------   -----------  -----------   ----------
        Total Other Income     11,836        13,512      173,079       68,062
                            ----------   -----------  -----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 189,673       106,228      689,256      346,290

Income from
  Discontinued Operations      57,328       684,162      266,721    1,422,125
                            ----------   -----------  -----------   ----------
NET INCOME                 $  247,001   $   790,390  $   955,977   $1,768,415
                            ==========   ===========  ===========   ==========
NET INCOME ALLOCATED:
   General Partners        $    2,470   $     7,904  $     9,560   $   17,684
   Limited Partners           244,531       782,486      946,417    1,750,731
                            ----------   -----------  -----------   ----------
                           $  247,001   $   790,390  $   955,977   $1,768,415
                            ==========   ===========  ===========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations   $     8.19   $      4.57  $     29.79   $    14.89
   Discontinued Operations       2.48         29.41        11.53        61.15
                            ----------   -----------  -----------   ----------
        Total              $    10.67   $     33.98  $     41.32   $    76.04
                            ==========   ===========  ===========   ==========
Weighted Average
  Units Outstanding            22,907        23,025       22,907       23,025
                            ==========   ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   955,977     $ 1,768,415

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     311,230         312,160
     Gain on Sale of Real Estate                     (265,704)       (993,576)
     (Increase) Decrease in Receivables               (25,466)         15,194
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (126,663)         40,946
     Increase in Unearned Rent                         12,769          26,541
                                                   -----------     -----------
        Total Adjustments                             (93,834)       (598,735)
                                                   -----------     -----------
        Net Cash Provided By
           Operating Activities                       862,143       1,169,680
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (3,839,008)     (3,044,950)
   Proceeds from Sale of Real Estate                1,267,072       3,395,778
                                                   -----------     -----------
        Net Cash Provided By (Used For)
         Investing  Activities                     (2,571,936)        350,828
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (545,218)       (242,423)
   Distributions to Partners                       (1,227,278)     (1,227,282)
                                                   -----------     -----------
        Net Cash Used For
         Financing  Activities                     (1,772,496)     (1,469,705)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (3,482,289)         50,803

CASH AND CASH EQUIVALENTS, beginning of period      6,018,352       4,653,629
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,536,063     $ 4,704,432
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,954    $18,020,886   $18,038,840   23,025.33

  Distributions              (12,273)    (1,215,009)   (1,227,282)

  Net Income                  17,684      1,750,731     1,768,415
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2003 $ 23,365    $18,556,608   $18,579,973   23,025.33
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2003  $ 28,987    $19,113,109   $19,142,096   22,907.49

  Distributions              (12,272)    (1,215,006)   (1,227,278)

  Net Income                   9,560        946,417       955,977
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2004 $ 26,275    $18,844,520   $18,870,795   22,907.49
                             ========    ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interests sold was $769,300 and $8,164, respectively. For the nine months ended September 30, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,984,828. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In March 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. In May 2004, by mutual agreement of the parties, the agreement was terminated.

     On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,843,884. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. Subsequent to September 30, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $2,900,000, which resulted in a net gain of approximately $793,000. At September 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $2,107,185.

     During the first nine months of 2004 and 2003, the Partnership distributed $225,776 and $140,284 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.76 and $6.04 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                              Three Months Ended     Nine Months Ended
                            9/30/04       9/30/03    9/30/04       9/30/03

Rental Income              $   57,750   $  177,097   $  174,504    $  566,330
Property Management Expenses     (422)      (4,016)      (1,269)       (7,048)
Depreciation                        0      (44,582)     (35,150)     (130,733)
Gain on Disposal of Real Estate     0      555,663      128,636       993,576
                            ----------   ----------   ----------    ----------
 Income from
   Discontinued Operations $   57,328   $  684,162   $  266,721    $1,422,125
                            ==========   ==========   ==========    ==========


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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $981,450 and $646,145, respectively. In 2004, rental income increased as a result of additional rent received from four property acquisitions in 2003 and 2004 and rent increases on two properties.

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $162,083 and $167,388, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,110 and $19,102, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $36,011 and $68,062, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

        For the nine months ended September 30, 2004, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interests sold was $769,300 and $8,164, respectively. For the nine months ended September 30, 2004 and 2003, the net gain was $137,068 and $-0-, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $266,721, representing rental income less property management expenses and depreciation of $138,085 and gain on disposal of real estate of $128,636. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $1,422,125, representing rental income less property management expenses and depreciation of $428,549 and gain on disposal of real estate of $993,576.

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

       In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. Subsequent to September 30, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $2,900,000, which resulted in a net gain of approximately $793,000. At September 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $2,107,185.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $3,482,289 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2003, the Partnership's cash balances increased $50,803 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,169,680 in 2003 to $862,143 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,267,072 and $3,395,778, respectively. During the same periods, the Partnership expended $3,839,008 and $3,044,950, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,984,828. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,843,884. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,227,278 and $1,227,282, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,215,006 and $1,215,009 and the General Partners received distributions of $12,272 and $12,273 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $545,455 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.

        During the first nine months of 2004 and 2003, the Partnership distributed $225,776 and $140,284 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.76 and $6.04 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2004, seven Limited Partners redeemed a total of 96.24 Partnership Units for $59,064 in accordance with the Partnership Agreement. On October 1, 2003, eight Limited Partners redeemed a total of 117.84 Partnership Units for $81,076. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 41 Limited Partners redeemed 974.67 Partnership Units for $804,867. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $597 and $819 in 2004 and 2003, respectively.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.
                    PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1  Assignment of Purchase Agreement dated August 16,  2004 between  the Partnership, AEI Accredited Investor  Fund  2002
    Limited Partnership and AEI Fund Management, Inc. relating to the Property at 121 Herkimer Road, Utica, New York.

    10.2 Assignment and Assumption of Lease dated September 20, 2004 between the Partnership, AEI Accredited Investor Fund
    2002 Limited Partnership and Herkimer Rd. & Euclid Rd. Development, LLC relating to the Property at 121 Herkimer Road, Utica, New York.

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


Dated:  November 10, 2004     AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner


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