Form 10KSB
period 2004-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2005-03-30
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $1,350,229.

As of February 28, 2005, there were 22,819.447 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,819,447.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 22, 1994. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

       In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. On October 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,893,779, which resulted in a net gain of $786,594. At the time of sale, the cost and related accumulated depreciation was $2,183,344 and $76,159, respectively.

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

        Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $900,843, which resulted in a net gain of $139,707. The total cost and related accumulated depreciation of the interests sold was $769,300 and $8,164, respectively. For the years ended December 31, 2004 and 2003, the net gain was $137,068 and $2,639, respectively.

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

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,135. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,848,107. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

        On December 15, 2004, the Company entered into an agreement to purchase a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $1,440,000. Subsequent to December 31, 2004, the acquisition was completed. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

       Subsequent to December 31, 2004, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,864,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2004, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of total rental revenue in 2004. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. However, the tenant of the Johnny Carino's restaurant in Farmington, New Mexico will not continue to be a major tenant since the property was sold in October 2004. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                            Total Property                 Annual    Annual
                   Purchase  Acquisition                   Lease     Rent Per
Property             Date       Costs      Lessee          Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                            RTM Gulf
 (2.6811%)         5/31/95   $   23,049   Coast, Inc.      $  2,720   $34.22

Champps                                     Champps
 Americana Restaurant                    Entertainment
 San Antonio, TX  12/23/97   $2,833,357  of Texas, Inc.    $336,847   $38.81

Champps
 Americana Restaurant                       Champps
 Livonia, MI                               Operating
 (.1534%)          5/19/98   $    6,366   Corporation      $    751   $53.49

Tumbleweed Restaurant                     Tumbleweed,
 Fort Wayne, IN    9/11/00   $1,334,315      Inc.          $143,554   $24.20

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                            Total Property                 Annual    Annual
                   Purchase  Acquisition                   Lease     Rent Per
Property             Date       Costs      Lessee          Payment   Sq. Ft.

Winn-Dixie Retail Store
 Panama City, FL                           Winn-Dixie
 (20.4025%)        9/19/03   $  945,665  Montgomery, Inc.  $ 76,305   $ 7.71

Johnny Carino's
 Restaurant                               Kona Restaurant
 Laredo, TX       12/30/03   $2,605,079    Group, Inc.     $215,646   $30.95

Jared Jewelry Store
 Hanover, MD                             Sterling Jewelers
 (50%)              2/9/04   $1,989,135       Inc.         $153,228   $52.76

Eckerd Drug Store
 Utica, NY                                    Eckerd
 (40%)             9/20/04   $1,848,107    Corporation     $149,671   $25.45


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Eckerd drug store is owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant in Laredo, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Jared Jewelry store and the Arby's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years, the Eckerd drug store, which has renewal options that may extend the Lease term an additional 20 years and the Winn-Dixie retail store, which has renewal options that may extend the Lease term an additional 25 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 1,287 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $22,424 and $21,818 were made to the General Partners and $2,220,005 and $2,160,011 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $945,136 and $808,453 of proceeds from property sales in 2004 and 2003, respectively.


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

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs

10/1/04 to 10/31/04   88.04      $611.76      1,180.55(1)              (2)

11/1/04 to 11/30/04     --          --             --                   --

12/1/04 to 12/31/04     --          --             --                   --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,350,229 and $896,428, respectively. In 2004, rental income increased as a result of additional rent received from four property acquisitions in 2003 and 2004 and rent increases on two properties.

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $216,944 and $212,942, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,620 and $18,275, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $58,155 and $82,159, respectively. In 2004, interest income decreased due to the Partnership receiving interest from construction advances in 2003.

        For the years ended December 31, 2004 and 2003, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 and $2,639, respectively, from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interests sold was $769,300 and $8,164, respectively. For the years ended December 31, 2004 and 2003, the net gain was $137,068 and $2,639, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $1,056,410, representing rental income less property management expenses and depreciation of $141,180 and gain on disposal of real estate of $915,230. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,871,872, representing rental income less property management expenses and depreciation of $530,557 and gain on disposal of real estate of $2,341,315.

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

       In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. On October 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,893,779, which resulted in a net gain of $786,594. At the time of sale, the cost and related accumulated depreciation was $2,183,344 and $76,159, respectively.

        In 2003 and 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2005 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $723,049 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2003, the Partnership's cash balances increased $1,364,723 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,593,518 in 2003 to $1,199,642 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $4,160,851 and $7,390,501, respectively. During the same periods, the Partnership expended $3,847,538 and $5,658,584, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Subsequent to December 31, 2004, the lessee of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rent was current through the date of the bankruptcy filing. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2004, the book value of this property was $906,471.

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,135. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,848,107. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

        On December 15, 2004, the Company entered into an agreement to purchase a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $1,440,000. Subsequent to December 31, 2004, the acquisition was completed. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

       Subsequent to December 31, 2004, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,864,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.


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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $2,242,429 and $2,181,829, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,220,005 and $2,160,011 and the General Partners received distributions of $22,424 and $21,818 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $545,455 of net sale proceeds. In December 2004, the Partnership declared a bonus distribution of $606,061 of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

       During 2004 and 2003, the Partnership distributed $954,682 and $816,619 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $41.38 and $35.27 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2004, five Limited Partners redeemed a  total  of
88.04 Partnership Units for $53,859 in accordance with the Partnership Agreement. During 2003, eight Limited Partners redeemed a total of 117.84 Partnership Units for $81,076. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 41 Limited Partners redeemed 974.67 Partnership Units for $804,867. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $544 and $819 in 2004 and 2003, respectively.

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



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                          /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                      2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 5,295,303    $ 6,018,352
  Receivables                                          18,809            579
                                                   -----------    -----------
      Total Current Assets                          5,314,112      6,018,931
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,560,626      4,770,063
  Buildings and Equipment                          10,191,754     10,063,261
  Accumulated  Depreciation                        (1,193,144)      (862,718)
                                                   -----------    -----------
                                                   14,559,236     13,970,606
  Real Estate Held for Sale                                 0        264,200
                                                   -----------    -----------
      Net Investments in Real Estate               14,559,236     14,234,806
                                                   -----------    -----------
           Total  Assets                          $19,873,348    $20,253,737
                                                   ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    36,234    $   160,512
  Distributions Payable                             1,011,957        951,129
                                                   -----------    -----------
      Total Current Liabilities                     1,048,191      1,111,641
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     25,818         28,987
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,819 and 22,907 Units outstanding in
    2004 and 2003, respectively                    18,799,339     19,113,109
                                                   -----------    -----------
      Total Partners' Capital                      18,825,157     19,142,096
                                                   -----------    -----------
       Total Liabilities and Partners' Capital    $19,873,348    $20,253,737
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2004          2003

RENTAL INCOME                                     $ 1,350,229    $   896,428

EXPENSES:
  Partnership Administration - Affiliates             216,944        212,942
  Partnership Administration and Property
     Management - Unrelated Parties                    25,620         18,275
  Depreciation                                        379,405        254,901
                                                   -----------    -----------
      Total Expenses                                  621,969        486,118
                                                   -----------    -----------

OPERATING INCOME                                      728,260        410,310

OTHER INCOME:
  Interest Income                                      58,155         82,159
  Gain on Sale of Real Estate                         137,068          2,639
                                                   -----------    -----------
      Total Other Income                              195,223         84,798
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     923,483        495,108

Income from Discontinued Operations                 1,056,410      2,871,872
                                                   -----------    -----------
NET INCOME                                        $ 1,979,893    $ 3,366,980
                                                   ===========    ===========
NET INCOME ALLOCATED:
  General Partner                                 $    19,799    $    33,670
  Limited Partners                                  1,960,094      3,333,310
                                                   -----------    -----------
                                                  $ 1,979,893    $ 3,366,980
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     39.95    $     21.31
  Discontinued Operations                               45.70         123.64
                                                   -----------    -----------
       Total                                      $     85.65    $    144.95
                                                   ===========    ===========
Weighted Average Units Outstanding                     22,885         22,996
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2004         2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,979,893   $ 3,366,980

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    414,555       424,079
     Gain on Sale of Real Estate                  (1,052,298)   (2,343,954)
     (Increase) Decrease in Receivables              (18,230)       14,615
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                  (124,278)      131,798
                                                  -----------   -----------
       Total Adjustments                            (780,251)   (1,773,462)
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,199,642     1,593,518
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (3,847,538)   (5,658,584)
  Proceeds from Sale of Real Estate                4,160,851     7,390,501
                                                  -----------   -----------
       Net Cash Provided By
           Investing Activities                      313,313     1,731,917
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                   60,828       303,012
  Distributions to Partners                       (2,242,429)   (2,181,829)
  Redemption Payments                                (54,403)      (81,895)
                                                  -----------   -----------
       Net Cash Used For
         Financing Activities                     (2,236,004)   (1,960,712)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (723,049)    1,364,723

CASH AND CASH EQUIVALENTS, beginning of period     6,018,352     4,653,629
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 5,295,303   $ 6,018,352
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partner    Partners     Total      Outstanding


BALANCE, December 31, 2002  $ 17,954  $18,020,886  $18,038,840   23,025.33

   Distributions             (21,818)  (2,160,011)  (2,181,829)

  Redemption Payments           (819)     (81,076)     (81,895)    (117.84)

  Net Income                  33,670    3,333,310    3,366,980
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2003    28,987   19,113,109   19,142,096   22,907.49

   Distributions             (22,424)  (2,220,005)  (2,242,429)

  Redemption Payments           (544)     (53,859)     (54,403)     (88.04)

  Net Income                  19,799    1,960,094    1,979,893
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2004  $ 25,818  $18,799,339  $18,825,157   22,819.45
                             ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

     As of December 31, 2004, the Partnership owns a 20.4025% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 26% interest in this property until the interest was sold, in two transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 40% interest in an Eckerd drug store in Utica, New York. The remaining interest in this property is owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

     The Partnership owned a 25% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited
     Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 40.75% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                  2004         2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 216,944     $ 212,942
                                                ========      ========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                  2004          2003
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  26,899     $  25,128
                                                ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership
  from the sellers and/or lessees in the amount
  of $10,695 for  2003.                        $  64,938     $  92,365
                                                ========      ========
d.AEI is reimbursed  for all costs incurred in
  connection with the sale of property.        $  64,144     $ 185,048
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Children's World daycare centers and the Tumbleweed restaurant, which have Lease terms of 15 years and the Johnny Carino's restaurant in Laredo, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Jared Jewelry store and the Arby's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years, the Eckerd drug store, which has renewal options that may extend the Lease term an additional 20 years and the Winn-Dixie retail store, which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurants in San Antonio, Texas and Livonia, Michigan were constructed and acquired in 1997 and 1998, respectively. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The Children's World daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The Children's World daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Laredo, Texas was constructed in 1999 and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2004 are as follows:

                                          Buildings and           Accumulated
Property                           Land     Equipment    Total    Depreciation

Arby's, Montgomery, AL        $   10,033  $    13,016 $    23,049 $    4,990
Champps Americana,
 San Antonio, TX               1,127,016    1,706,341   2,833,357    534,439
Champps  Americana,  Livonia, MI   1,753        4,613       6,366      1,341
Tumbleweed, Fort Wayne, IN       562,078      772,237   1,334,315    157,212
Johnny  Carino's,  Austin, TX     13,771       13,312      27,083      1,781
Children's World, Andover, MN    179,755    1,084,452   1,264,207    110,252
Children's World, Ballwin, MO    255,080    1,262,698   1,517,778    128,375
Children's World, Kimberly, WI   312,007    1,046,232   1,358,239    106,366
Winn-Dixie,  Panama City, FL     187,081      758,584     945,665     39,194
Johnny  Carino's, Laredo, TX   1,160,803    1,444,276   2,605,079     57,771
Jared  Jewelry, Hanover, MD      861,065    1,128,070   1,989,135     39,482
Eckerd, Utica, NY                890,184      957,923   1,848,107     11,941
                               ----------  ----------- ----------- ----------
                              $5,560,626  $10,191,754 $15,752,380 $1,193,144
                               ==========  =========== =========== ==========

     On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,714,965. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     Through March 31, 2004, the Partnership sold 16.5975% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $900,843, which resulted in a net gain of $139,707. The cost and related accumulated depreciation of the interests sold was $769,300 and $8,164, respectively. For the years ended December 31, 2004 and 2003, the net gain was $137,068 and $2,639, respectively.

     Subsequent to December 31, 2004, the lessee of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rent was current through the date of the bankruptcy filing. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2004, the book value of this property was $906,471.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Laredo, Texas for $2,605,079. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $215,646.

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,135. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228.

     In March 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Buffalo, New York for approximately $1,606,500. In May 2004, by mutual agreement of the parties, the agreement was terminated.

     On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,848,107. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671.

     On December 15, 2004, the Company entered into an agreement to purchase a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for approximately $1,440,000. Subsequent to December 31, 2004, the acquisition was completed. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2004, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for approximately $1,864,000. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     The Partnership owns a 2.6811% interest in an Arby's restaurant and a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005           $ 1,475,862
                       2006             1,482,958
                       2007             1,495,655
                       2008             1,498,386
                       2009             1,501,778
                       Thereafter      13,198,362
                                       ----------
                                      $20,653,001
                                       ==========

     There were no contingent rents recognized in 2004 or 2003.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   2004         2003
           Tenants                 Industry

      Knowledge Learning
        Enterprises,  Inc.         Child Care   $  393,404   $  459,999
      Champps  Americana Group     Restaurant      337,580      386,255
      Kona  Restaurant Group, Inc. Restaurant      218,639          N/A
      SFG Farmington-I
        Limited  Partnership       Restaurant      176,355      171,757
      Garden Ridge, L.P.           Retail              N/A      400,467
                                                 ----------   ----------
      Aggregate rent revenue of major tenants   $1,125,978   $1,418,478
                                                 ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 74%          88%
                                                 ==========   ==========

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

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

     In June 2004, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Farmington, New Mexico to an unrelated third party. On October 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,893,779, which resulted in a net gain of $786,594. At the time of sale, the cost and related accumulated depreciation was $2,183,344 and $76,159, respectively.

     During 2004 and 2003, the Partnership distributed $954,682 and $816,619 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $41.38 and $35.27 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2004         2003

     Rental Income                        $  177,609     $  706,588
     Property Management Expenses             (1,279)        (6,853)
     Depreciation                            (35,150)      (169,178)
     Gain  on Disposal of Real Estate        915,230      2,341,315
                                           ----------     ----------
           Income  from Discontinued
             Operations                   $1,056,410     $2,871,872
                                           ==========     ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Partners' Capital -

     Cash distributions of $22,424 and $21,818 were made to the General Partners and $2,220,005 and $2,160,011 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $97.01 and $93.93 per Limited Partnership Unit outstanding using 22,885 and 22,996 weighted average Units in 2004 and 2003, respectively. The distributions represent $83.29 and $93.93 per Unit of Net Income and $13.72 and $-0-per Unit of return of capital in 2004 and 2003, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $945,136 and $808,453 of proceeds from property sales in 2004 and 2003, respectively.

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

     During 2004, five Limited Partners redeemed a total of 88.04 Partnership Units for $53,859 in accordance with the Partnership Agreement. During 2003, eight Limited Partners redeemed a total of 117.84 Partnership Units for $81,076. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of  $544  and  $819  in   2004   and   2003,
     respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,051.73 per original $1,000 invested.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2004         2003

     Net Income for Financial
      Reporting Purposes                    $1,979,893   $3,366,980

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       106,517      117,002

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (34,276)    (312,734)
                                             ----------   ----------
           Taxable Income to Partners       $2,052,134   $3,171,248
                                             ==========   ==========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                  2004         2003

     Partners' Capital for
       Financial  Reporting Purposes           $18,825,157   $19,142,096

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                           342,878       270,637

     Syndication Costs Treated
      as Reduction of Capital
      for Financial Reporting Purposes           3,208,042     3,208,043
                                                -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes         $22,376,077   $22,620,776
                                                ===========   ===========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      2004                   2003
                             Carrying      Fair      Carrying      Fair
                              Amount       Value      Amount       Value

     Money Market Funds    $5,295,303   $5,295,303   $6,018,352   $6,018,352
                            ----------   ----------   ----------   ----------
        Total Cash and
          Cash Equivalents $5,295,303   $5,295,303   $6,018,352   $6,018,352
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

ITEM 8B.  OTHER INFORMATION.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2004, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (August 31, 1994)
Compensation                of Compensation           To December 31, 2004

AEI Securities, Inc.  Selling Commissions equal to           $2,400,000
                      8% of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  528,174
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all          $2,313,209
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses $  772,560
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal      $  136,812
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds of $   38,602
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

ITEM 13.  EXHIBITS.

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

     10.2 Net Lease Agreement dated March 14, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the Property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed March 25, 1997).

     10.3  Net  Lease  Agreement dated July 8, 1997  between  the
     Partnership and Champps Americana, Inc. relating to the Property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 5, 1997).

     10.4 First Amendment to Net Lease Agreement dated December 23, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the Property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 5, 1998).

     10.5 First Amendment to Net Lease Agreement dated May 19, 1998 between the Partnership and Champps Americana, Inc. relating to the Property at 19470 Haggerty Road, Livonia, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 16, 1998).

     10.6 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 10, 2000).

     10.7 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 7, 2000).

     10.8 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 7, 2000).

     10.9 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the Property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed May 10, 2001).

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

     10.11   Net  Lease Agreement dated June 14, 2002 between  the
     Partnership   and   ARAMARK  Educational   Resources,   Inc.
     relating to the Property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit
     10.4 of Form 8-K filed June 18, 2002).


ITEM 13.  EXHIBITS. (Continued)

                           Description

     10.12 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 18, 2002).

     10.13 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 18, 2002).

     10.14 First Amendment to Net Lease Agreement dated May 28, 2003 between the Partnership and SFG Farmington I Limited Partnership relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 2, 2003).

     10.15 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit
     10.1 of Form 10-QSB filed November 11, 2003).

     10.16 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

     10.17 Assignment of Agreement of Sale and First Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 2, 2004).

     10.18 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 2, 2004).

     10.19 Assignment of Purchase Agreement dated January 2, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

     10.20 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

     10.21 Assignment of Purchase and Sale Agreement dated March 1, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 2585 Main Street, Buffalo, New York (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 19, 2004).

     10.22 Purchase Agreement dated June 14, 2004 between the Partnership and Jaroslaw Paluha and Joseph A. Barraco relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed August 10, 2004).

     10.23 Assignment of Purchase Agreement dated August 16, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 121 Herkimer Road, Utica, New York (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 10, 2004).

ITEM 13.  EXHIBITS. (Continued)

                           Description

     10.24 Assignment and Assumption of Lease dated September 20, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Herkimer Rd. & Euclid Rd. Development, LLC relating to the Property at 121 Herkimer Road, Utica, New York (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 10, 2004).

     10.25  Assignment of Purchase Agreement dated  December  15,
     2004  between the Partnership, AEI Income & Growth  Fund  25
     LLC and AEI Fund Management, Inc. relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan.

     10.26 Assignment and Assumption of Lease dated  January  14,
     2005  between the Partnership, AEI Income & Growth  Fund  25
     LLC  and LMB Auburn Hills I LLC relating to the Property  at
     3960 Baldwin Road, Auburn Hills, Michigan.

     10.27 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

     10.28 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia.

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                             2004       2003

     Audit Fees                           $  11,745   $ 11,359
     Audit-Related Fees                         498        500
     Tax Fees                                     0          0
      All Other Fees                              0          0
                                           ---------   --------
          Total Fees                      $  12,243   $ 11,859
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


                            AEI INCOME & GROWTH FUND XXI
                            Limited Partnership
                            By: AEI Fund Management XXI, Inc.
                                Its Managing General Partner


March 18, 2005              By: /s/ Robert P Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                     Date


/s/ Robert P Johnson  President (Principal Executive Officer) March 18, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer   March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)