Form 10QSB
period 2005-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2005-05-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                    2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,347,165    $ 5,295,303
  Receivables                                        18,809         18,809
                                                 -----------    -----------
      Total Current Assets                        1,365,974      5,314,112
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,782,311      5,560,626
  Buildings and Equipment                        12,313,949     10,191,754
  Accumulated Depreciation                       (1,307,543)    (1,193,144)
                                                 -----------    -----------
      Net Investments in Real Estate             17,788,717     14,559,236
                                                 -----------    -----------
          Total Assets                          $19,154,691    $19,873,348
                                                 ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    35,309    $    36,234
  Distributions Payable                             405,897      1,011,957
  Unearned Rent                                      66,569              0
                                                 -----------    -----------
      Total Current Liabilities                     507,775      1,048,191
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   24,036         25,818
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,819 Units outstanding                      18,622,880     18,799,339
                                                 -----------    -----------
      Total Partners' Capital                    18,646,916     18,825,157
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $19,154,691    $19,873,348
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005         2004

RENTAL INCOME                                     $   396,043    $   315,574

EXPENSES:
   Partnership  Administration  -  Affiliates          57,437         51,166
   Partnership Administration and Property
      Management - Unrelated Parties                    9,756          9,252
   Depreciation                                       114,399         88,363
                                                   -----------    -----------
        Total Expenses                                181,592        148,781
                                                   -----------    -----------

OPERATING INCOME                                      214,451        166,793

OTHER INCOME:
  Interest Income                                      16,399         13,141
  Gain on Sale of Real Estate                               0        137,068
                                                   -----------    -----------
      Total Other Income                               16,399        150,209
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     230,850        317,002

Income from Discontinued Operations                         0        169,584
                                                   -----------    -----------
NET INCOME                                        $   230,850    $   486,586
                                                   ===========    ===========
NET INCOME ALLOCATED:
   General Partners                               $     2,309    $     4,866
   Limited Partners                                   228,541        481,720
                                                   -----------    -----------
                                                  $   230,850    $   486,586
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     10.02    $     13.70
  Discontinued Operations                                   0           7.33
                                                   -----------    -----------
      Total                                       $     10.02    $     21.03
                                                   ===========    ===========
Weighted Average Units Outstanding                     22,819         22,907
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   230,850   $   486,586

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     114,399       105,939
     Gain on Sale of Real Estate                            0      (265,704)
     Increase in Receivables                                0       (18,230)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (925)      (97,785)
     Increase in Unearned Rent                         66,569        30,989
                                                   -----------   -----------
        Total Adjustments                             180,043      (244,791)
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      410,893       241,795
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (3,343,880)   (1,992,154)
   Proceeds from Sale of Real Estate                        0     1,267,072
                                                   -----------   -----------
        Net Cash Used For
          Investing Activities                     (3,343,880)     (725,082)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (606,060)     (545,453)
   Distributions to Partners                         (409,091)     (409,092)
                                                   -----------   -----------
             Net Cash Used For
                 Financing Activities              (1,015,151)     (954,545)
                                                   -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (3,948,138)   (1,437,832)

CASH AND CASH EQUIVALENTS, beginning of period      5,295,303     6,018,352
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,347,165   $ 4,580,520
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 28,987   $19,113,109   $19,142,096    22,907.49

  Distributions               (4,090)     (405,002)     (409,092)

  Net Income                   4,866       481,720       486,586
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2004     $ 29,763   $19,189,827   $19,219,590    22,907.49
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2004  $ 25,818   $18,799,339   $18,825,157    22,819.45

  Distributions               (4,091)     (405,000)     (409,091)

  Net Income                   2,309       228,541       230,850
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2005     $ 24,036   $18,622,880   $18,646,916    22,819.45
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 1, 2004, the Partnership owned 36.4787% of the Winn-Dixie store in Panama City, Florida. During the first quarter of 2004, the Partnership sold 16.0762% of the property, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $874,236, which resulted in a net gain of $137,068. The cost and related accumulated depreciation of the interests sold was $745,138 and $7,970, respectively.

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2005, the book value of this property was $898,885.

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

     On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,463,607. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

     On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,880,273. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.


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

(6)  Discontinued Operations -

     On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

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

     During the first three months of 2005 and 2004, the Partnership distributed $63,841 and $82,272 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.77 and $3.56 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2005       2004

     Rental Income                          $       0   $   59,004
     Property Management Expenses                   0         (480)
     Depreciation                                   0      (17,576)
     Gain on Disposal of Real Estate                0      128,636
                                             ---------   ----------
       Income from Discontinued Operations  $       0   $  169,584
                                             =========   ==========

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $396,043 and $315,574, respectively. In 2005, rental income increased due to additional rent received from four property acquisitions in 2004 and 2005 and a rent increase on one property.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $57,437 and $51,166, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,756 and $9,252, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $16,399 and $13,141, respectively.

       For the three months ended March 31, 2004, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        On January 1, 2004, the Partnership owned 36.4787% of the Winn-Dixie store in Panama City, Florida. During the first quarter of 2004, the Partnership sold 16.0762% of the property, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $874,236, which resulted in a net gain of $137,068. The cost and related accumulated depreciation of the interests sold was $745,138 and $7,970, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2005, the book value of this property was $898,885.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $169,584, representing rental income less property management expenses and depreciation of $40,948 and gain on disposal of real estate of $128,636.

        On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

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

        In 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2005 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances decreased $3,948,138 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Partnership's cash balances decreased $1,437,832 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $241,795 in 2004 to $410,893 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Partnership generated cash flow from the sale of real estate of $1,267,072. During the three months ended March 31, 2005 and 2004, the Partnership expended $3,343,880 and $1,992,154, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,463,607. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,880,273. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $409,091 and $409,092, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $405,000 and $405,002 and the General Partners received distributions of $4,091 and $4,090 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $606,061 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first three months of 2005 and 2004, the Partnership distributed $63,841 and $82,272 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.77 and $3.56 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2004, five Limited Partners redeemed a  total  of
88.04 Partnership Units for $53,859 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 49 Limited Partners redeemed 1,092.51 Partnership Units for $885,943. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $544 in 2004.

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

       (b) Not applicable.

                    PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS  (Continued)

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


Dated:  May 6, 2005           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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