Form 10QSB
period 2005-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2005-08-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                  2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,299,791   $ 5,295,303
  Receivables                                           0        18,809
                                               -----------   -----------
      Total Current Assets                      1,299,791     5,314,112
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,783,919     5,560,626
  Buildings and Equipment                      12,316,340    10,191,754
  Accumulated Depreciation                     (1,432,062)   (1,193,144)
                                               -----------   -----------
      Net Investments in Real Estate           17,668,197    14,559,236
                                               -----------   -----------
          Total Assets                        $18,967,988   $19,873,348
                                               ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    22,997   $    36,234
  Distributions Payable                           405,897     1,011,957
  Unearned Rent                                    66,568             0
                                               -----------   -----------
      Total Current Liabilities                   495,462     1,048,191
                                               -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                 22,292        25,818
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,819 Units outstanding                    18,450,234    18,799,339
                                               -----------   -----------
    Total Partners' Capital                    18,472,526    18,825,157
                                               -----------   -----------
     Total Liabilities and Partners' Capital  $18,967,988   $19,873,348
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended         Six Months Ended
                             6/30/05       6/30/04     6/30/05      6/30/04

RENTAL INCOME              $  428,433    $  330,644  $  824,476   $  646,218

EXPENSES:
   Partnership Administration -
     Affiliates                64,676        57,354     122,113      108,520
   Partnership Administration
     and Property Management -
     Unrelated Parties         12,554         8,746      22,310       17,998
   Depreciation               124,519        92,997     238,918      181,360
                            ----------    ----------  ----------   ----------
        Total Expenses        201,749       159,097     383,341      307,878
                            ----------    ----------  ----------   ----------

OPERATING INCOME              226,684       171,547     441,135      338,340

OTHER INCOME:
   Interest Income              8,017        11,034      24,416       24,175
   Gain on Sale of Real Estate      0             0           0      137,068
                            ----------    ----------  ----------   ----------
        Total Other Income      8,017        11,034      24,416      161,243
                            ----------    ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 234,701       182,581     465,551      499,583

Income from Discontinued
 Operations                         0        39,809           0      209,393
                            ----------    ----------  ----------   ----------
NET INCOME                 $  234,701    $  222,390  $  465,551   $  708,976
                            ==========    ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners        $    2,347    $    2,224  $    4,656   $    7,090
   Limited Partners           232,354       220,166     460,895      701,886
                            ----------    ----------  ----------   ----------
                           $  234,701    $  222,390  $  465,551   $  708,976
                            ==========    ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations   $    10.18    $     7.89  $    20.20   $    21.59
   Discontinued Operations          0          1.72           0         9.05
                            ----------    ----------  ----------   ----------
        Total              $    10.18    $     9.61  $    20.20   $    30.64
                            ==========    ==========  ==========   ==========
Weighted Average Units
  Outstanding                  22,819        22,907      22,819       22,907
                            ==========    ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   465,551  $   708,976

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      238,918      216,512
     Gain on Sale of Real Estate                             0     (265,704)
     (Increase) Decrease in Receivables                 18,809      (18,230)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (13,237)    (143,724)
     Increase in Unearned Rent                          66,568       32,784
                                                    -----------  -----------
        Total Adjustments                              311,058     (178,362)
                                                    -----------  -----------
        Net Cash Provided By
           Operating Activities                        776,609      530,614
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (3,347,879)  (1,996,338)
   Proceeds from Sale of Real Estate                         0    1,267,072
                                                    -----------  -----------
        Net Cash Used For
          Investing Activities                      (3,347,879)    (729,266)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (606,060)    (545,454)
   Distributions to Partners                          (818,182)    (818,185)
                                                    -----------  -----------
        Net Cash Used For
          Financing  Activities                     (1,424,242)  (1,363,639)
                                                    -----------  -----------
DECREASE IN CASH
    AND CASH EQUIVALENTS                            (3,995,512)  (1,562,291)

CASH AND CASH EQUIVALENTS, beginning of period       5,295,303    6,018,352
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,299,791  $ 4,456,061
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 28,987   $19,113,109  $19,142,096    22,907.49

  Distributions               (8,181)     (810,004)    (818,185)

  Net Income                   7,090       701,886      708,976
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2004      $ 27,896   $19,004,991  $19,032,887    22,907.49
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2004  $ 25,818   $18,799,339  $18,825,157    22,819.45

  Distributions               (8,182)     (810,000)    (818,182)

  Net Income                   4,656       460,895      465,551
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2005      $ 22,292   $18,450,234  $18,472,526    22,819.45
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2005, the book value of this property was $891,299.

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

     On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,464,783. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

     On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,883,096. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.


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

(5)  Discontinued Operations -

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

     During the first six months of 2005 and 2004, the Partnership distributed $113,713 and $158,402 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.93 and $6.85 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/05      6/30/04    6/30/05     6/30/04

Rental Income                  $      0   $  57,750    $      0   $  116,754
Property Management Expenses          0        (365)          0         (845)
Depreciation                          0     (17,576)          0      (35,152)
Gain on Disposal of Real Estate       0           0           0      128,636
                                --------   ---------    --------   ----------
   Income from Discontinued
    Operations                 $      0   $  39,809    $      0   $  209,393
                                ========   =========    ========   ==========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $824,476 and $646,218, respectively. In 2005, rental income increased due to additional rent received from four property acquisitions in 2004 and 2005 and a rent increase on one property.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $122,113 and $108,520, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,310 and $17,998, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $24,416 and $24,175, respectively.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2005, the book value of this property was $891,299.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances decreased $3,995,512 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Partnership's cash balances decreased $1,562,291 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $530,614 in 2004 to $776,609 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Partnership generated cash flow from the sale of real estate of $1,267,072. During the six months ended June 30, 2005 and 2004, the Partnership expended $3,347,879 and $1,996,338, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,464,783. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,883,096. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership declared distributions of $818,182 and $818,185, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $810,000 and $810,004 and the General Partners received distributions of $8,182 and $8,181 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $606,061 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first six months of 2005 and 2004, the Partnership distributed $113,713 and $158,402 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.93 and $6.85 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 5, 2005        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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