Form 10QSB
period 2005-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2005-11-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                    2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,244,852    $ 5,295,303
  Receivables                                        5,493         18,809
                                                -----------    -----------
      Total Current Assets                       1,250,345      5,314,112
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,783,919      5,560,626
  Buildings and Equipment                       12,316,340     10,191,754
  Accumulated Depreciation                      (1,556,273)    (1,193,144)
                                                -----------    -----------
      Net Investments in Real Estate            17,543,986     14,559,236
                                                -----------    -----------
          Total Assets                         $18,794,331    $19,873,348
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    21,805    $    36,234
  Distributions Payable                            709,519      1,011,957
  Unearned Rent                                     66,569              0
                                                -----------    -----------
      Total Current Liabilities                    797,893      1,048,191
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  17,531         25,818
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,819 Units outstanding                     17,978,907     18,799,339
                                                -----------    -----------
      Total Partners' Capital                   17,996,438     18,825,157
                                                -----------    -----------
        Total Liabilities and Partners'Capital $18,794,331    $19,873,348
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                              Three Months Ended     Nine Months Ended
                             9/30/05      9/30/04   9/30/05     9/30/04

RENTAL INCOME               $ 428,619   $ 335,232  $1,253,095  $  981,450

EXPENSES:
   Partnership Administration -
     Affiliates                67,527      53,563     189,640     162,083
   Partnership Administration
     and Property Management -
     Unrelated Parties         10,084       9,112      32,394      27,110
   Depreciation               124,211      94,720     363,129     276,080
                             ---------   ---------  ----------  ----------
      Total Expenses          201,822     157,395     585,163     465,273
                             ---------   ---------  ----------  ----------

OPERATING INCOME              226,797     177,837     667,932     516,177

OTHER INCOME:
   Interest Income              9,236      11,836      33,652      36,011
   Gain on Sale of Real Estate      0           0           0     137,068
                             ---------   ---------  ----------  ----------
        Total Other Income      9,236      11,836      33,652     173,079
                             ---------   ---------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                 236,033     189,673     701,584     689,256

Income from Discontinued Operations 0      57,328           0     266,721
                             ---------   ---------  ----------  ----------
NET INCOME                  $ 236,033   $ 247,001  $  701,584  $  955,977
                             =========   =========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners         $   2,360   $   2,470  $    7,016  $    9,560
   Limited Partners           233,673     244,531     694,568     946,417
                             ---------   ---------  ----------  ----------
                            $ 236,033   $ 247,001  $  701,584  $  955,977
                             =========   =========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   10.24   $    8.19  $    30.44  $    29.79
   Discontinued Operations          0        2.48           0       11.53
                             ---------   ---------  ----------  ----------
        Total               $   10.24   $   10.67  $    30.44  $    41.32
                             =========   =========  ==========  ==========
Weighted Average Units
  Outstanding                  22,819      22,907      22,819      22,907
                             =========   =========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   701,584    $   955,977

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     363,129        311,230
     Gain on Sale of Real Estate                            0       (265,704)
     (Increase) Decrease in Receivables                13,316        (25,466)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (14,429)      (126,663)
     Increase in Unearned Rent                         66,569         12,769
                                                   -----------    -----------
        Total Adjustments                             428,585        (93,834)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                     1,130,169        862,143
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (3,347,879)    (3,839,008)
   Proceeds from Sale of Real Estate                        0      1,267,072
                                                   -----------    -----------
        Net Cash Used For
           Investing Activities                    (3,347,879)    (2,571,936)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (302,438)      (545,218)
   Distributions to Partners                       (1,530,303)    (1,227,278)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (1,832,741)    (1,772,496)
                                                   -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (4,050,451)    (3,482,289)

CASH AND CASH EQUIVALENTS, beginning of period      5,295,303      6,018,352
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,244,852    $ 2,536,063
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 28,987    $19,113,109  $19,142,096   22,907.49

  Distributions              (12,272)    (1,215,006)  (1,227,278)

  Net Income                   9,560        946,417      955,977
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2004 $ 26,275    $18,844,520  $18,870,795   22,907.49
                             ========    ===========  ===========  ==========


BALANCE, December 31, 2004  $ 25,818    $18,799,339  $18,825,157   22,819.45

  Distributions              (15,303)    (1,515,000)  (1,530,303)

  Net Income                   7,016        694,568      701,584
                             --------    -----------  -----------  ----------
BALANCE, September 30, 2005 $ 17,531    $17,978,907  $17,996,438   22,819.45
                             ========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2005, the book value of this property was $883,713.

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

     During the first nine months of 2005 and 2004, the Partnership distributed $467,043 and $225,776 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.26 and $9.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                              Three Months Ended      Nine Months Ended
                             9/30/05      9/30/04    9/30/05     9/30/04

Rental Income                $      0   $  57,750   $      0   $ 174,504
Property Management Expenses        0        (422)         0      (1,269)
Depreciation                        0           0          0     (35,150)
Gain on Disposal of Real Estate     0           0          0     128,636
                              --------   ---------   --------   ---------
   Income from Discontinued
     Operations              $      0   $  57,328   $      0   $ 266,721
                              ========   =========   ========   =========

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $1,253,095 and $981,450, respectively. In 2005, rental income increased due to additional rent received from four property acquisitions in 2004 and 2005 and rent increases on two properties.

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $189,640 and $162,083, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,394 and $27,110, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $33,652 and $36,011, respectively.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2005, the book value of this property was $883,713.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances decreased $4,050,451 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $3,482,289 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $862,143 in 2004 to $1,130,169 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004, the Partnership generated cash flow from the sale of real estate of $1,267,072. During the nine months ended September 30, 2005 and 2004, the Partnership expended $3,347,879 and $3,839,008, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $1,530,303 and $1,227,278, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,515,000 and $1,215,006 and the General Partners received distributions of $15,303 and $12,272 for the periods, respectively. In September 2005, the Partnership declared a special distribution of $303,030 of net sale proceeds, which resulted in higher distributions during the first nine months of 2005, when compared to the first nine months of 2004. In December 2004, the Partnership declared a special distribution of $606,061 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first nine months of 2005 and 2004, the Partnership distributed $467,043 and $225,776 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.26 and $9.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On October 1, 2005, four Limited Partners redeemed a total of 17 Partnership Units for $9,222 in accordance with the Partnership Agreement. On October 1, 2004, five Limited Partners redeemed a total of 88.04 Partnership Units for $53,859. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 49 Limited Partners redeemed 1,092.51 Partnership Units for $885,943. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $93 and $544 in 2005 and 2004, respectively.

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


Dated:  November 4, 2005      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner


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