Form 10KSB
period 2005-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2006-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                          (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or and amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes     No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,533,121.

As of February 28, 2006, there were 22,802.447 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,802,447.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In February 2005, the tenant of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $876,128.

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

ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

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

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

Major Tenants

        During 2005, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 71% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                          Total Property             Annual    Annual
                 Purchase  Acquisition               Lease     Rent Per
Property           Date      Costs      Tenant      Payment    Sq. Ft.

Arby's Restaurant
 Montgomery, AL                        RTM Gulf
 (2.6811%)       5/31/95 $   23,049   Coast, Inc.   $  2,760   $34.72

Champps                                  Champps
 Americana Restaurant                 Entertainment
 San Antonio,TX 12/23/97 $2,833,357  of Texas, Inc. $336,847   $38.81

Champps
 Americana Restaurant                  Champps
 Livonia, MI                          Operating
 (.1534%)        5/19/98 $    6,366  Corporation    $    751   $53.49


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                          Total Property             Annual    Annual
                 Purchase  Acquisition               Lease     Rent Per
Property           Date      Costs      Tenant      Payment    Sq. Ft.

Tumbleweed Restaurant                 Tumbleweed,
 Fort Wayne, IN  9/11/00 $1,334,315      Inc.       $146,425   $24.68

Johnny Carino's
 Restaurant
 Austin, TX                         Kona Restaurant
 (1.1839%)       9/26/01 $   27,083   Group, Inc.   $  2,993   $39.13

Children's World                      KinderCare
 Daycare Center                        Learning
 Andover, MN     6/14/02 $1,264,207 Centers, Inc.   $120,204   $13.94

Children's World                      KinderCare
 Daycare Center                        Learning
 Ballwin, MO     6/14/02 $1,517,778 Centers, Inc.   $144,113   $17.28

Children's World                      KinderCare
 Daycare Center                        Learning
 Kimberly, WI    6/14/02 $1,358,239 Centers, Inc.   $129,087   $12.49

Winn-Dixie Retail Store
 Panama City, FL                      Winn-Dixie
 (20.4025%)      9/19/03 $  945,665 Montgomery, Inc.$ 76,305   $ 7.23

Johnny Carino's
 Restaurant                         Kona Restaurant
 Laredo, TX     12/30/03 $2,605,079   Group, Inc.   $217,803   $31.26

Jared Jewelry Store
 Hanover, MD                        Sterling Jewelers
 (50%)            2/9/04 $1,989,135       Inc.      $153,228   $52.76

Eckerd Drug Store
 Utica, NY                              Eckerd
 (40%)           9/20/04 $1,848,107  Corporation    $149,671   $25.45

Jared Jewelry Store
 Auburn Hills, MI                   Sterling Jewelers
 (40%)           1/14/05 $1,466,048       Inc.      $102,520   $44.50

CarMax Auto Superstore
 Lithia Springs, GA                   CarMax Auto
 (20%)           3/18/05 $1,885,231 Superstores,Inc.$136,080   $35.36


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Hanover, Maryland is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Eckerd drug store are owned by AEI Accredited Investor Fund 2002 Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund 25 LLC. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan and the Johnny Carino's restaurant in Austin, Texas are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 13 to 20 years. The Leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,277 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $21,161 and $22,424 were made to the General Partners and $2,095,000 and $2,220,005 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $670,030 and $945,136 of proceeds from property sales in 2005 and 2004, respectively.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number of
                                       Total Number of Units Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                  of Units  Price Paid Publicly Announced    Under the Plans
    Period       Purchased   per Unit  Plans or Programs     or Programs

10/1/05 to 10/31/05   17    $ 542.45      1,197.55(1)             (2)

11/1/05 to 11/30/05   --       --            --                    --

12/1/05 to 12/31/05   --       --            --                    --

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2005  and  2004,  the
Partnership recognized rental income from continuing operations of $1,533,121 and $1,308,238, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and 2005 and rent increases on two properties.

        For the years ended December 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $243,270 and $216,944, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,853 and $25,620, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2005 and 2004, the Partnership recognized interest income of $40,658 and $58,155, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        For the year ended December 31, 2004, the Partnership recognized gain on sale of real estate from continuing operations of $137,068 from the sale of the Winn-Dixie store. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $876,128.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $108,080, representing rental income less property management expenses and depreciation. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $1,086,460, representing rental income less property management expenses and depreciation of $171,230 and gain on disposal of real estate of $915,230.

        On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2005, the Partnership's cash balances decreased $4,433,143 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2004, the Partnership's cash balances decreased $723,049 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $1,199,642 in 2004 to $1,472,315 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2004, the Partnership generated cash flow from the sale of real estate of $4,160,851. During the years ended December 31, 2005 and 2004, the Partnership expended $3,351,279 and $3,847,538, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $2,116,161 and $2,242,429, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,095,000 and $2,220,005 and the General Partners received distributions of $21,161 and $22,424 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $303,030 and $176,768, respectively, of net sale proceeds. In December 2004, the Partnership declared a special distribution of $606,061 of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

       During 2005 and 2004, the Partnership distributed $676,798 and $954,682 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $29.36 and $41.38 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2005, four Limited Partners redeemed a total of 17 Partnership Units for $9,222 in accordance with the Partnership Agreement. During 2004, five Limited Partners redeemed a total of 88.04 Partnership Units for $53,859. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 49 Limited Partners redeemed 1,092.51 Partnership Units for $885,943. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $93 and $544 in 2005 and 2004, respectively.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                       Page

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                  2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   862,160    $ 5,295,303
  Receivables                                       2,232         18,809
                                               -----------    -----------
      Total Current Assets                        864,392      5,314,112
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,766,615      5,560,626
  Buildings and Equipment                      11,488,937     10,191,754
  Accumulated Depreciation                     (1,630,529)    (1,193,144)
                                               -----------    -----------
                                               15,625,023     14,559,236
  Real Estate Held for Sale                     1,795,224              0
                                               -----------    -----------
      Net Investments in Real Estate           17,420,247     14,559,236
                                               -----------    -----------
           Total  Assets                      $18,284,639    $19,873,348
                                               ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    10,510    $    36,234
  Distributions Payable                           583,254      1,011,957
  Unearned Rent                                    32,784              0
                                               -----------    -----------
      Total Current Liabilities                   626,548      1,048,191
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                 14,148         25,818
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 and 22,819 Units outstanding in
   2005 and 2004, respectively                 17,643,943     18,799,339
                                               -----------    -----------
      Total Partners' Capital                  17,658,091     18,825,157
                                               -----------    -----------
       Total Liabilities and Partners'Capital $18,284,639    $19,873,348
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                   2005           2004

RENTAL INCOME                                  $ 1,533,121    $ 1,308,238

EXPENSES:
  Partnership Administration - Affiliates          243,270        216,944
  Partnership Administration and Property
     Management - Unrelated Parties                 30,853         25,620
  Depreciation                                     449,326        367,464
                                                -----------    -----------
      Total Expenses                               723,449        610,028
                                                -----------    -----------

OPERATING INCOME                                   809,672        698,210

OTHER INCOME:
  Interest Income                                   40,658         58,155
  Gain on Sale of Real Estate                            0        137,068
                                                -----------    -----------
      Total Other Income                            40,658        195,223
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  850,330        893,433

Income from Discontinued Operations                108,080      1,086,460
                                                -----------    -----------
NET INCOME                                     $   958,410    $ 1,979,893
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partner                              $     9,584    $    19,799
  Limited Partners                                 948,826      1,960,094
                                                -----------    -----------
                                               $   958,410    $ 1,979,893
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     36.90    $     38.65
  Discontinued Operations                             4.69          47.00
                                                -----------    -----------
       Total                                   $     41.59    $     85.65
                                                ===========    ===========
Weighted Average Units Outstanding                  22,815         22,885
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   958,410   $ 1,979,893

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    490,268       414,555
     Gain on Sale of Real Estate                           0    (1,052,298)
     (Increase) Decrease in Receivables               16,577       (18,230)
     Decrease in Payable to
         AEI Fund Management, Inc.                   (25,724)     (124,278)
     Increase in Unearned Rent                        32,784             0
                                                  -----------   -----------
       Total Adjustments                             513,905      (780,251)
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,472,315     1,199,642
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (3,351,279)   (3,847,538)
  Proceeds from Sale of Real Estate                        0     4,160,851
                                                  -----------   -----------
       Net Cash Provided By (Used For)
         Investing Activities                     (3,351,279)      313,313
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable     (428,703)       60,828
   Distributions to Partners                      (2,116,161)   (2,242,429)
   Redemption Payments                                (9,315)      (54,403)
                                                  ------------  -----------
       Net Cash Used For
          Financing Activities                    (2,554,179)   (2,236,004)
                                                  ------------  -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (4,433,143)     (723,049)

CASH AND CASH EQUIVALENTS, beginning of period     5,295,303     6,018,352
                                                  ------------  -----------
CASH AND CASH EQUIVALENTS, end of period         $   862,160   $ 5,295,303
                                                  ============  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                            General    Limited                    Units
                            Partner    Partners     Total      Outstanding


BALANCE, December 31, 2003 $ 28,987  $19,113,109  $19,142,096    22,907.49

  Distributions             (22,424)  (2,220,005)  (2,242,429)

  Redemption Payments          (544)     (53,859)     (54,403)      (88.04)

  Net Income                 19,799    1,960,094    1,979,893
                            --------  -----------  -----------  -----------
BALANCE, December 31, 2004   25,818   18,799,339   18,825,157    22,819.45

   Distributions            (21,161)  (2,095,000)  (2,116,161)

  Redemption Payments           (93)      (9,222)      (9,315)      (17.00)

  Net Income                  9,584      948,826      958,410
                            --------  -----------  -----------  -----------
BALANCE, December 31, 2005 $ 14,148  $17,643,943  $17,658,091    22,802.45
                            ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004


(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     As of December 31, 2005, the Partnership owns a 20.4025% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 40% interest in an Eckerd drug store in Utica, New York. The remaining interests in this property are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership. The Partnership owns a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia. The remaining interests in this property are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $ 243,270     $ 216,944
                                               ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                       $  31,502     $  26,899
                                               ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.               $  47,279     $  64,938
                                               ========      ========
d.AEI is reimbursed  for all costs incurred in
  connection with the sale of property.       $       0     $  64,144
                                               ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 13 to 20 years. The Leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurants in San Antonio, Texas and Livonia, Michigan were constructed and acquired in 1997 and 1998, respectively. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The Children's World daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The Children's World daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Laredo, Texas was constructed in 1999 and acquired in 2003. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2005  are   as
     follows:

                                         Buildings and            Accumulated
Property                         Land      Equipment      Total   Depreciation

Arby's, Montgomery, AL       $   10,033  $    13,016  $    23,049  $    5,511
Champps Americana,
 San Antonio, TX              1,127,016    1,706,341    2,833,357     599,696
Champps Americana, Livonia, MI    1,753        4,613        6,366       1,519
Tumbleweed, Fort Wayne, IN      562,078      772,237    1,334,315     191,750
Johnny Carino's, Austin, TX      13,771       13,312       27,083       2,329
Children's World, Andover, MN   179,755    1,084,452    1,264,207     153,630
Children's World, Ballwin, MO   255,080    1,262,698    1,517,778     178,883
Children's World, Kimberly, WI  312,007    1,046,232    1,358,239     148,215
Winn-Dixie, Panama City, FL     187,081      758,584      945,665      69,537
Johnny Carino's, Laredo, TX   1,160,803    1,444,276    2,605,079     115,542
Jared Jewelry, Hanover, MD      861,065    1,128,070    1,989,135      84,605
Jared Jewelry, Auburn Hills, MI 280,993    1,185,055    1,466,048      45,427
CarMax, Lithia Springs, GA      815,180    1,070,051    1,885,231      33,885
                              ----------  -----------  -----------  ----------
                             $5,766,615  $11,488,937   $17,255,552  $1,630,529
                              ==========  ===========  ===========  ==========

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

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $876,128.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,135. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $153,228.

     On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and annual rental payments of $102,520.

     On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and annual rental payments of $136,080.

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama, a .1534% interest in a Champps restaurant in Livonia, Michigan and a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $ 1,724,428
                       2007             1,737,125
                       2008             1,739,856
                       2009             1,743,248
                       2010             1,756,944
                       Thereafter      13,810,046
                                       -----------
                                      $22,511,647
                                       ===========

     There were no contingent rents recognized in 2005 or 2004.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

           Tenants               Industry         2005       2004

     KinderCare Learning
      Centers, Inc.              Child Care   $  393,404  $  393,404
     Champps Americana Group     Restaurant      337,598     337,580
     Sterling  Jewelers Inc.     Retail          252,261         N/A
     Kona Restaurant Group, Inc. Restaurant      219,358     218,639
     SFG Farmington-I
      Limited Partnership        Restaurant          N/A     176,355
                                               ----------  ----------
      Aggregate rent revenue of major tenants $1,202,621  $1,125,978
                                               ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               71%         74%
                                               ==========  ==========

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

     On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,848,107. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,671. The Partnership is attempting to sell its interest in the Eckerd drug store. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,795,224.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     During 2005 and 2004, the Partnership distributed $676,798 and $954,682 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $29.36 and $41.38 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2005        2004

     Rental Income                          $ 149,671   $  219,600
     Property Management Expenses                (649)      (1,279)
     Depreciation                             (40,942)     (47,091)
      Gain  on Disposal of Real Estate              0      915,230
                                             ---------   ----------
       Income from Discontinued Operations  $ 108,080   $1,086,460
                                             =========   ==========

(7)  Partners' Capital -

     Cash distributions of $21,161 and $22,424 were made to the General Partners and $2,095,000 and $2,220,005 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $91.83 and $97.01 per Limited Partnership Unit outstanding using 22,815 and 22,885 weighted average Units in 2005 and 2004, respectively. The distributions represent $41.19 and $83.29 per Unit of Net Income and $50.64 and
     $13.72 per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $670,030 and $945,136 of proceeds from property sales in 2005 and 2004, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Partners' Capital - (Continued)

     During 2005, four Limited Partners redeemed a total of 17 Partnership Units for $9,222 in accordance with the
     Partnership  Agreement.  During 2004, five Limited  Partners redeemed a total of 88.04 Partnership Units for $53,859. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of   $93  and  $544  in   2005   and   2004,
     respectively.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,052.52 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2005       2004

     Net Income for Financial
      Reporting Purposes                 $  958,410   $1,979,893

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                    149,263      106,517

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                     32,784            0

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes            0      (34,276)
                                          ----------   ----------
           Taxable Income to Partners    $1,140,457   $2,052,134
                                          ==========   ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             2005         2004

     Partners' Capital for
       Financial  Reporting Purposes     $17,658,091   $18,825,157

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                     492,141       342,878

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      32,784             0

     Syndication Costs Treated
      as Reduction of Capital
      for Financial Reporting Purposes     3,208,043     3,208,042
                                          -----------   -----------
         Partners' Capital for
          Tax Reporting Purposes         $21,391,059   $22,376,077
                                          ===========   ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2005                    2004
                         Carrying      Fair      Carrying      Fair
                          Amount       Value      Amount       Value

     Money Market Funds  $ 862,160  $ 862,160   $5,295,303   $5,295,303
                          ---------  ---------   ----------   ----------
      Total Cash and
        Cash Equivalents $ 862,160  $ 862,160   $5,295,303   $5,295,303
                          =========  =========   ==========   ==========


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2005, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

 Person or Entity                                  Amount Incurred From
   Receiving                Form and Method      Inception (August 31, 1994)
  Compensation              of Compensation         To December 31, 2005

AEI Securities, Inc.  Selling Commissions equal          $2,400,000
                      to 8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other    $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all      $  575,453
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all      $2,556,479
Affiliates            Administrative Expenses
                      attributable to the Fund,
                      including all expenses related
                      to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all      $  772,560
Affiliates            expenses related to the
                      disposition of the Fund's
                      properties.

General Partners      1% of Net Cash Flow in any fiscal  $  151,298
                      year until the Limited Partners
                      have received annual, non-
                      cumulative distributions of Net
                      Cash Flow  equal to 10% of their
                      Adjusted Capital Contributions and
                      10% of any remaining Net Cash Flow
                      in such fiscal year.

General Partners      1% of distributions of Net         $   45,370
                      Proceeds of Sale until Limited
                      Partners have received an amount
                      equal to (a) their Adjusted Capital
                      Contributions,  plus (b) an amount
                      equal to 12% of their Adjusted Capital
                      Contributions per annum, cumulative
                      but not compounded, to the extent not
                      previously distributed.  10%  of
                      distributions of Net Proceeds of Sale
                      thereafter.


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

     10.15 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

     10.16 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 2, 2004).

     10.17 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

     10.18 Purchase Agreement dated June 14, 2004 between the Partnership and Jaroslaw Paluha and Joseph A. Barraco relating to the Property at 3500 East Main Street, Farmington, New Mexico (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed August 10, 2004).

     10.19 Assignment of Purchase Agreement dated August 16,2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 121 Herkimer Road, Utica, New York (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 10, 2004).

     10.20 Assignment and Assumption of Lease dated September 20, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Herkimer Rd. & Euclid Rd. Development, LLC relating to the Property at 121 Herkimer Road, Utica, New York (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 10, 2004).

     10.21 Assignment of Purchase Agreement dated December 15, 2004 between the Partnership, AEI Income & Growth Fund 25 LLC and AEI Fund Management, Inc. relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 18, 2005).

     10.22 Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 18,
     2005).

     10.23 Assignment of Agreement of Purchase and Sale dated March 3, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to
     Exhibit 10.27 of Form 10-KSB filed March 18, 2005).

ITEM 13.  EXHIBITS. (Continued)

     10.24 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 18,
     2005).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  12,750   $ 11,745
     Audit-Related Fees                         682        498
     Tax Fees                                     0          0
      All Other Fees                              0          0
                                           ---------   --------
          Total Fees                      $  13,432   $ 12,243
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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.  (Continued)

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


                               AEI INCOME & GROWTH FUND XXI
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 17, 2006                 By: /s/ Robert P Johnson
                                       Robert P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ Robert P Johnson  President (Principal Executive Officer) March 17, 2006
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and  Treasurer March 17, 2006
    Patrick W. Keene  (Principal Accounting Officer)