Form 10QSB
period 2006-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2006-05-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                 2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                  $   653,794    $   862,160
  Receivables                                      1,231          2,232
  Prepaid Expenses                                 2,553              0
                                              -----------    -----------
      Total Current Assets                       657,578        864,392
                                              -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         5,766,615      5,766,615
  Buildings and Equipment                     11,488,937     11,488,937
  Accumulated Depreciation                    (1,744,312)    (1,630,529)
                                              -----------    -----------
                                              15,511,240     15,625,023
  Real Estate Held for Sale                    1,795,224      1,795,224
                                              -----------    -----------
      Net Investments in Real Estate          17,306,464     17,420,247
                                              -----------    -----------
          Total Assets                       $17,964,042    $18,284,639
                                              ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $        74    $    10,510
  Distributions Payable                          406,482        583,254
  Unearned Rent                                   32,784         32,784
                                              -----------    -----------
      Total Current Liabilities                  439,340        626,548
                                              -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                12,815         14,148
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                   17,511,887     17,643,943
                                              -----------    -----------
    Total Partners' Capital                   17,524,702     17,658,091
                                              -----------    -----------
     Total Liabilities and Partners'Capital  $17,964,042    $18,284,639
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2006         2005

RENTAL INCOME                                  $   412,708    $   358,625

EXPENSES:
   Partnership Administration - Affiliates          55,472         57,437
   Partnership Administration and Property
      Management - Unrelated Parties                10,751          9,750
      Depreciation                                 113,783        104,164
                                                -----------    -----------
        Total Expenses                             180,006        171,351
                                                -----------    -----------

OPERATING INCOME                                   232,702        187,274

OTHER INCOME:
  Interest Income                                    5,577         16,399
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  238,279        203,673

Income from Discontinued Operations                 37,418         27,177
                                                -----------    -----------
NET INCOME                                     $   275,697    $   230,850
                                                ===========    ===========
NET INCOME ALLOCATED:
   General Partners                            $     2,757    $     2,309
   Limited Partners                                272,940        228,541
                                                -----------    -----------
                                               $   275,697    $   230,850
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     10.35    $      8.84
  Discontinued Operations                             1.62           1.18
                                                -----------    -----------
      Total                                    $     11.97    $     10.02
                                                ===========    ===========
Weighted Average Units Outstanding                  22,802         22,819
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   275,697   $   230,850

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    113,783       114,399
     Decrease in Receivables                           1,001             0
     Increase in Prepaid Expenses                     (2,553)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                    (10,436)         (925)
     Increase in Unearned Rent                             0        66,569
                                                  -----------   -----------
        Total Adjustments                            101,795       180,043
                                                  -----------   -----------
        Net Cash Provided By
            Operating Activities                     377,492       410,893
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0    (3,343,880)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (176,772)     (606,060)
   Distributions to Partners                        (409,086)     (409,091)
                                                  -----------   -----------
             Net Cash Used For
                 Financing Activities               (585,858)   (1,015,151)
                                                  -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (208,366)   (3,948,138)

CASH AND CASH EQUIVALENTS, beginning of period       862,160     5,295,303
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   653,794   $ 1,347,165
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004 $ 25,818   $18,799,339   $18,825,157   22,819.45

  Distributions              (4,091)     (405,000)     (409,091)

  Net Income                  2,309       228,541       230,850
                            --------   -----------   -----------  ----------
BALANCE, March 31, 2005    $ 24,036   $18,622,880   $18,646,916   22,819.45
                            ========   ===========   ===========  ==========


BALANCE, December 31, 2005 $ 14,148   $17,643,943   $17,658,091   22,802.45

  Distributions              (4,090)     (404,996)     (409,086)

  Net Income                  2,757       272,940       275,697
                            --------   -----------   -----------  ----------
BALANCE, March 31, 2006    $ 12,815   $17,511,887   $17,524,702   22,802.45
                            ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2006, the book value of this property was $868,542.

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

(6)  Discontinued Operations -

     Subsequent to March 31, 2006, the Partnership sold 14.8234% of the Eckerd drug store in Utica, New York, in three separate transactions, to unrelated third parties. The
     Partnership received total net sale proceeds of approximately $827,000, which resulted in a net gain of approximately $161,700. The cost and related accumulated depreciation of the interests sold was $684,881 and $19,598, respectively. The Partnership is attempting to sell its remaining 25.1766% interest in the property. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,795,224.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first three months of 2006 and 2005, the Partnership distributed $19,606 and $63,841 of net proceeds from sales completed in 2004 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.85 and $2.77 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2006       2005

     Rental Income                           $  37,418    $  37,418
     Property Management Expenses                    0           (6)
     Depreciation                                    0      (10,235)
                                              ---------    ---------
       Income from Discontinued Operations   $  37,418    $  27,177
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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $412,708 and $358,625, respectively. In 2006, rental income increased due to additional rent received from two property acquisitions in 2005, rent increases on two properties and income received from a permanent easement on one property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $55,472 and $57,437, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,751 and $9,750, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2006 and 2005, the Partnership recognized interest income of $5,577 and $16,399, respectively. In 2006, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2006, the book value of this property was $868,542.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized income from discontinued operations of $37,418, representing rental income. For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $27,177, representing rental income less property management expenses and depreciation.

        Subsequent to March 31, 2006, the Partnership sold 14.8234% of the Eckerd drug store in Utica, New York, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $827,000, which resulted in a net gain of approximately $161,700. The cost and related accumulated depreciation of the interests sold was $684,881 and $19,598, respectively. The Partnership is attempting to sell its remaining 25.1766% interest in the property. At March 31, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,795,224.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Partnership's cash balances decreased $208,366 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2005, the Partnership's cash balances decreased $3,948,138 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $410,893 in 2005 to $377,492 in 2006 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2005, the Partnership expended $3,343,880 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales in 2004.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $409,086 and $409,091, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $404,996 and $405,000 and the General Partners received distributions of $4,090 and $4,091 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $303,030 and $176,768, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005.

        During the first three months of 2006 and 2005, the Partnership distributed $19,606 and $63,841 of net proceeds from sales completed in 2004 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.85 and $2.77 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2005, four Limited Partners redeemed a total of 17 Partnership Units for $9,222 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 54 Limited Partners redeemed 1,180.55 Partnership Units for $939,802. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $93 in 2005.

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

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  May 5, 2006           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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