Form 10QSB
period 2006-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2006-08-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006            2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,249,614     $   862,160
  Receivables                                         1,231           2,232
                                                 -----------     -----------
      Total Current Assets                        2,250,845         864,392
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,454,608       5,766,615
  Buildings and Equipment                        10,442,705      11,488,937
  Accumulated Depreciation                       (1,688,956)     (1,630,529)
                                                 -----------     -----------
                                                 14,208,357      15,625,023
  Real Estate Held for Sale                       1,810,776       1,795,224
                                                 -----------     -----------
      Net Investments in Real Estate             16,019,133      17,420,247
                                                 -----------     -----------
          Total Assets                          $18,269,978     $18,284,639
                                                 ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    58,850     $    10,510
  Distributions Payable                             643,857         583,254
  Unearned Rent                                      69,833          32,784
                                                 -----------     -----------
      Total Current Liabilities                     772,540         626,548
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   12,542          14,148
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                      17,484,896      17,643,943
                                                 -----------     -----------
      Total Partners' Capital                    17,497,438      17,658,091
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $18,269,978     $18,284,639
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                  Three Months Ended       Six Months Ended
                                 6/30/06      6/30/05    6/30/06     6/30/05

RENTAL INCOME                   $ 360,010   $ 358,744  $ 740,447   $ 685,097

EXPENSES:
   Partnership Administration -
     Affiliates                    56,530      64,676    112,002     122,113
   Partnership Administration
     and Property Management -
     Unrelated Parties             15,853      11,890     26,539      21,575
   Depreciation                   103,321     103,822    206,642     197,524
                                 ---------   ---------  ---------   ---------
        Total Expenses            175,704     180,388    345,183     341,212
                                 ---------   ---------  ---------   ---------

OPERATING INCOME                  184,306     178,356    395,264     343,885

OTHER INCOME:
   Interest Income                 14,356       8,017     19,933      24,416
                                 ---------   ---------  ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                     198,662     186,373    415,197     368,301

Income from Discontinued
  Operations                      420,535      48,328    479,697      97,250
                                 ---------   ---------  ---------   ---------
NET INCOME                      $ 619,197   $ 234,701  $ 894,894   $ 465,551
                                 =========   =========  =========   =========
NET INCOME ALLOCATED:
   General Partners             $   6,192   $   2,347  $   8,949   $   4,656
   Limited Partners               613,005     232,354    885,945     460,895
                                 ---------   ---------  ---------   ---------
                                $ 619,197   $ 234,701  $ 894,894   $ 465,551
                                 =========   =========  =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations        $    8.63   $    8.08  $   18.03   $   15.98
   Discontinued Operations          18.25        2.10      20.82        4.22
                                 ---------   ---------  ---------   ---------
        Total                   $   26.88   $   10.18  $   38.85   $   20.20
                                 =========   =========  =========   =========
Weighted Average Units
  Outstanding                      22,802      22,819     22,802      22,819
                                 =========   =========  =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   894,894   $   465,551

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     227,567       238,918
     Gain on Sale of Real Estate                     (374,027)            0
     Decrease in Receivables                            1,001        18,809
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      48,340       (13,237)
     Increase in Unearned Rent                         37,049        66,568
                                                   -----------   -----------
        Total Adjustments                             (60,070)      311,058
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       834,824       776,609
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (3,347,879)
   Proceeds from Sale of Real Estate                1,547,574             0
                                                   -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                     1,547,574    (3,347,879)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable       60,603      (606,060)
    Distributions to Partners                      (1,055,547)     (818,182)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                      (994,944)   (1,424,242)
                                                   -----------   -----------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,387,454    (3,995,512)

CASH AND CASH EQUIVALENTS, beginning of period        862,160     5,295,303
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,249,614   $ 1,299,791
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 25,818   $18,799,339  $18,825,157   22,819.45

  Distributions               (8,182)     (810,000)    (818,182)

  Net Income                   4,656       460,895      465,551
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2005      $ 22,292   $18,450,234  $18,472,526   22,819.45
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ 14,148   $17,643,943  $17,658,091   22,802.45

  Distributions              (10,555)   (1,044,992)  (1,055,547)

  Net Income                   8,949       885,945      894,894
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2006      $ 12,542   $17,484,896  $17,497,438   22,802.45
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it has filed its proposed Plan of Reorganization with the bankruptcy court and that it is positioned to emerge from Chapter 11 protection as soon as late October. Under the proposed Plan, which is subject to court approval, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2006, the book value of this property was $860,956.

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

(6)  Discontinued Operations -

     During the second quarter of 2006, the Partnership sold 19.8022% of the Eckerd drug store in Utica, New York, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,100,741, which resulted in a net gain of $212,006. The cost and related accumulated depreciation of the interests sold was $914,915 and $26,180, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Subsequent to June 30, 2006, the Partnership sold 4.0137% of the Eckerd drug store in Utica, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $219,000, which resulted in a net gain of approximately $38,900. The cost and related accumulated depreciation of the interest sold was $185,444 and $5,306, respectively. The Partnership is attempting to sell its remaining 16.1841% interest in the property. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $906,489 and $1,795,224, respectively.

     On June 30, 2006, the Partnership sold 23.9519% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $446,833, which resulted in a net gain of $162,021. The cost and related accumulated depreciation of the interest sold was $325,324 and $40,512, respectively. The Partnership is attempting to sell its remaining 76.0481% interest in the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $904,287.

     During the first six months of 2006 and 2005, the Partnership distributed $307,113 and $113,713 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.34 and $4.93 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended       Six Months Ended
                                6/30/06      6/30/05     6/30/06     6/30/05

Rental Income                  $  57,846   $  69,689   $ 127,535   $ 139,379
Property Management Expenses        (875)       (664)       (940)       (735)
Depreciation                     (10,463)    (20,697)    (20,925)    (41,394)
Gain on Disposal of Real Estate  374,027           0     374,027           0
                                ---------   ---------   ---------   ---------
   Income from
     Discontinued Operations   $ 420,535   $  48,328   $ 479,697   $  97,250
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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $740,447 and $685,097, respectively. In 2006, rental income increased due to additional rent received from two property acquisitions in 2005, rent increases on two properties and income received from a permanent easement on one property.

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership incurred Partnership administration expenses from affiliated parties of $112,002 and $122,113, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,539 and $21,575, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2006 and 2005, the Partnership recognized interest income of $19,933 and $24,416, respectively. In 2006, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it has filed its proposed Plan of Reorganization with the bankruptcy court and that it is positioned to emerge from Chapter 11 protection as soon as late October. Under the proposed Plan, which is subject to court approval, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2006, the book value of this property was $860,956.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $479,697, representing rental income less property management expenses and depreciation of $105,670 and gain on disposal of real estate of $374,027. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $97,250, representing rental income less property management expenses and depreciation.

        During the second quarter of 2006, the Partnership sold 19.8022% of the Eckerd drug store in Utica, New York, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,100,741, which resulted in a net gain of $212,006. The cost and related accumulated depreciation of the interests sold was $914,915 and $26,180, respectively.

        Subsequent to June 30, 2006, the Partnership sold 4.0137% of the Eckerd drug store in Utica, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $219,000, which resulted in a net gain of approximately $38,900. The cost and related accumulated depreciation of the interest sold was $185,444 and $5,306, respectively. The Partnership is attempting to sell its remaining 16.1841% interest in the property. At June 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $906,489 and $1,795,224, respectively.

        On June 30, 2006, the Partnership sold 23.9519% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $446,833, which resulted in a net gain of $162,021. The cost and related accumulated depreciation of the interest sold was $325,324 and $40,512, respectively. The Partnership is attempting to sell its remaining 76.0481% interest in the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $904,287.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2006, the Partnership's cash balances increased $1,387,454 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2005, the Partnership's cash balances decreased $3,995,512 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $776,609 in 2005 to $834,824 in 2006 as a result of an increase in total rental and interest income in 2006, a decrease in Partnership administration and property management expenses in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Partnership generated cash flow from the sale of real estate of $1,547,574. During the six months ended June 30, 2005, the Partnership expended $3,347,879 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales in 2004.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2006 and 2005, the Partnership declared distributions of $1,055,547 and $818,182, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,044,992 and $810,000 and the General Partners received distributions of $10,555 and $8,182 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $303,030 and $176,768, respectively, of net sale proceeds. In June 2006, the Partnership declared a special distribution of $237,374 of net sale proceeds, which resulted in a higher distribution payable at June 30, 2006 and higher distributions for the first six months of 2006, when compared to the first six months of 2005.

        During the first six months of 2006 and 2005, the Partnership distributed $307,113 and $113,713 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.34 and $4.93 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 4, 2006        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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