Form 10QSB
period 2006-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2006-11-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                      2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   887,032    $   862,160
  Receivables                                           1,231          2,232
                                                   -----------    -----------
      Total Current Assets                            888,263        864,392
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,882,375      5,766,615
  Buildings and Equipment                          11,682,286     11,488,937
  Accumulated Depreciation                         (1,794,343)    (1,630,529)
                                                   -----------    -----------
                                                   15,770,318     15,625,023
  Real Estate Held for Sale                         1,367,589      1,795,224
                                                   -----------    -----------
      Net Investments in Real Estate               17,137,907     17,420,247
                                                   -----------    -----------
          Total Assets                            $18,026,170    $18,284,639
                                                   ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    34,274    $    10,510
  Distributions Payable                               524,665        583,254
  Unearned Rent                                        46,409         32,784
                                                   -----------    -----------
      Total Current Liabilities                       605,348        626,548
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     11,775         14,148
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                        17,409,047     17,643,943
                                                   -----------    -----------
      Total Partners' Capital                      17,420,822     17,658,091
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $18,026,170    $18,284,639
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                 9/30/06      9/30/05     9/30/06     9/30/05

RENTAL INCOME                  $  364,634  $  358,930  $1,105,081  $1,044,027

EXPENSES:
   Partnership Administration -
     Affiliates                    59,667      67,527     171,669     189,640
   Partnership Administration
     and Property Management -
     Unrelated Parties              5,243       9,255      31,782      30,830
   Depreciation                   105,387     103,514     312,029     301,038
                                ----------  ----------  ----------  ----------
        Total Expenses            170,297     180,296     515,480     521,508
                                ----------  ----------  ----------  ----------

OPERATING INCOME                  194,337     178,634     589,601     522,519

OTHER INCOME:
   Interest Income                 24,119       9,236      44,052      33,652
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                     218,456     187,870     633,653     556,171

Income from Discontinued
  Operations                      232,197      48,163     711,894     145,413
                                ----------  ----------  ----------  ----------
NET INCOME                     $  450,653  $  236,033  $1,345,547  $  701,584
                                ==========  ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners            $    4,506  $    2,360  $   13,455  $    7,016
   Limited Partners               446,147     233,673   1,332,092     694,568
                                ----------  ----------  ----------  ----------
                               $  450,653  $  236,033  $1,345,547  $  701,584
                                ==========  ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $     9.48  $     8.15  $    27.51  $    24.13
   Discontinued Operations          10.09        2.09       30.91        6.31
                                ----------  ----------  ----------  ----------
        Total                  $    19.57  $    10.24  $    58.42  $    30.44
                                ==========  ==========  ==========  ==========
Weighted Average Units Outstanding 22,802      22,819      22,802      22,819
                                ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 1,345,547   $   701,584

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      332,954       363,129
     Gain on Sale of Real Estate                      (568,422)            0
     Decrease in Receivables                             1,001        13,316
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       23,764       (14,429)
     Increase in Unearned Rent                          13,625        66,569
                                                    -----------   -----------
        Total Adjustments                             (197,078)      428,585
                                                    -----------   -----------
        Net Cash Provided By
          Operating Activities                       1,148,469     1,130,169
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,667,348)   (3,347,879)
   Proceeds from Sale of Real Estate                 2,185,156             0
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                        517,808    (3,347,879)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (58,589)     (302,438)
   Distributions to Partners                        (1,582,816)   (1,530,303)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,641,405)   (1,832,741)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 24,872    (4,050,451)

CASH AND CASH EQUIVALENTS, beginning of period         862,160     5,295,303
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   887,032   $ 1,244,852
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2004  $ 25,818  $18,799,339  $18,825,157   22,819.45

  Distributions              (15,303)  (1,515,000)  (1,530,303)

  Net Income                   7,016      694,568      701,584
                             --------  -----------  -----------  ----------
BALANCE, September 30, 2005 $ 17,531  $17,978,907  $17,996,438   22,819.45
                             ========  ===========  ===========  ==========


BALANCE, December 31, 2005  $ 14,148  $17,643,943  $17,658,091   22,802.45

  Distributions              (15,828)  (1,566,988)  (1,582,816)

  Net Income                  13,455    1,332,092    1,345,547
                             --------  -----------  -----------  ----------
BALANCE, September 30, 2006 $ 11,775  $17,409,047  $17,420,822   22,802.45
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. If the Plan is confirmed by the court, Winn-Dixie expects to emerge from Chapter 11 protection later this year. Under the proposed Plan, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the book value of this property was $853,370.

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

     On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,667,348. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     During the first nine months of 2006, the Partnership sold 23.8159% of the Eckerd drug store in Utica, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,319,252, which resulted in a net gain of $250,379. The cost and related accumulated depreciation of the interests sold was $1,100,359 and $31,486, respectively. The Partnership is attempting to sell its remaining 16.1841% interest in the property. At September 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $726,351 and $1,795,224, respectively.

     During the first nine months of 2006, the Partnership sold 46.0736% of the Children's World daycare center in Kimberly, Wisconsin, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $865,904, which resulted in a net gain of $318,043. The cost and related accumulated depreciation of the interests sold was $625,790 and $77,929, respectively.

     Subsequent to September 30, 2006, the Partnership sold an additional 16.4811% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately
     $309,000, which resulted in a net gain of approximately $113,000. The cost and related accumulated depreciation of the interest sold was $223,853 and $27,876, respectively. The Partnership is attempting to sell its remaining 37.4453% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $641,238.

     During the first nine months of 2006 and 2005, the Partnership distributed $472,737 and $467,043 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.53 and $20.26 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                 9/30/06      9/30/05    9/30/06     9/30/05

Rental Income                  $  37,802   $  69,689   $ 165,337   $ 209,068
Property Management Expenses           0        (829)       (940)     (1,564)
Depreciation                           0     (20,697)    (20,925)    (62,091)
Gain on Disposal of Real Estate  194,395           0     568,422           0
                                ---------   ----------  ---------   ---------
   Income from Discontinued
     Operations                $ 232,197   $  48,163   $ 711,894   $ 145,413
                                =========   ==========  =========   =========

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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $1,105,081 and $1,044,027, respectively. In 2006, rental income increased due to additional rent received from three property acquisitions in 2005 and 2006, rent increases on three properties and income received from a permanent easement on one property.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $171,669 and $189,640, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,782 and $30,830, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized interest income of $44,052 and $33,652, respectively. In 2006, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. If the Plan is confirmed by the court, Winn-Dixie expects to emerge from Chapter 11 protection later this year. Under the proposed Plan, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the book value of this property was $853,370.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $711,894, representing rental income less property management expenses and depreciation of $143,472 and gain on disposal of real estate of $568,422. For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $145,413, representing rental income less property management expenses and depreciation.

       During the first nine months of 2006, the Partnership sold 23.8159% of the Eckerd drug store in Utica, New York, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,319,252, which resulted in a net gain of $250,379. The cost and related accumulated depreciation of the interests sold was $1,100,359 and $31,486, respectively. The Partnership is attempting to sell its remaining 16.1841% interest in the property. At September 30, 2006 and December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $726,351 and $1,795,224, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first nine months of 2006, the Partnership sold 46.0736% of the Children's World daycare center in Kimberly, Wisconsin, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $865,904, which resulted in a net gain of $318,043. The cost and related accumulated depreciation of the interests sold was $625,790 and $77,929, respectively.

        Subsequent to September 30, 2006, the Partnership sold an additional 16.4811% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $309,000, which resulted in a net gain of approximately $113,000. The cost and related accumulated depreciation of the interest sold was $223,853 and $27,876, respectively. The Partnership is attempting to sell its remaining 37.4453% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $641,238.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Partnership's cash balances increased $24,872 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2005, the Partnership's cash balances decreased $4,050,451 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,130,169 in 2005 to $1,148,469 in 2006 as a result of an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Partnership generated cash flow from the sale of real estate of $2,185,156. During the nine months ended September 30, 2006 and 2005, the Partnership expended $1,667,348 and $3,347,879, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2004 and 2006.


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

        On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,667,348. The property is leased to B.T. Wooolipp, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $1,582,816 and $1,530,303, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,566,988 and $1,515,000 and the General Partners received distributions of $15,828 and $15,303 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $303,030 and $176,768, respectively, of net sale proceeds. In June and September 2006, the Partnership declared special distributions of $237,374 and $118,182, respectively, of net sale proceeds, which resulted in higher distributions for the first nine months of 2006, when compared to the first nine months of 2005.

        During the first nine months of 2006 and 2005, the Partnership distributed $472,737 and $467,043 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.53 and $20.26 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2006, the Partnership did not redeem any Units from the Limited Partners. During 2005, four Limited Partners redeemed a total of 17 Partnership Units for $9,222 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 54 Limited Partners redeemed 1,180.55 Partnership Units for $939,802. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $93 in 2005.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania.

    10.2 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited
    Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania.

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


Dated:  November 6, 2006      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner


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