Form 10KSB
period 2006-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2007-03-27
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $1,500,541.

As of February 28, 2007, there were 22,802.447 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,802,447.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

        On January 13, 2004, the Partnership sold its remaining 3.7372% interest in the Garden Ridge retail store in Pineville, North Carolina, to an unrelated third party. The Partnership received net sale proceeds of $392,836, which resulted in a net gain of $128,636. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $264,200.

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

        On February 9, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Hanover, Maryland for $1,989,135. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $153,228. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 20, 2004, the Partnership purchased a 40% interest in an Eckerd drug store in Utica, New York for $1,848,107. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rent of $149,671. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively.

        Subsequent to December 31, 2006, the Partnership sold its remaining 10.0242% interest in the Eckerd drug store in Utica, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $515,000, which resulted in a net gain of approximately $65,100. The cost and related accumulated depreciation of the interests sold was $463,144 and $13,253, respectively. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $449,891 and $1,795,224, respectively.

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and initial annual rent of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

         During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. The Partnership is attempting to sell its remaining 25.5226% interest in the property. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $303,488.


ITEM 1. DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2006, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 71% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2007 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2006.

                            Total Property              Annual    Annual
                   Purchase  Acquisition                Lease     Rent Per
Property              Date     Costs      Tenant        Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                          RTM Gulf
 (2.6811%)         5/31/95  $   23,049  Coast, Inc.     $  2,802   $35.25

Champps                                   Champps
 Americana Restaurant                  Entertainment
 San Antonio, TX  12/23/97  $2,833,357 of Texas, Inc.   $336,847   $38.81

Champps
 Americana Restaurant                     Champps
 Livonia, MI                             Operating
 (.1534%)          5/19/98  $    6,366  Corporation     $    751   $53.49

Tumbleweed Restaurant                   Tumbleweed,
 Fort Wayne, IN    9/11/00  $1,334,315      Inc.        $149,353   $25.17

Johnny Carino's
 Restaurant
 Austin, TX                            Kona Restaurant
 (1.1839%)         9/26/01  $   27,083   Group, Inc.    $  2,993   $39.13

Children's World                         KinderCare
 Daycare Center                           Learning
 Andover, MN       6/14/02  $1,264,207  Centers, Inc.   $120,204   $13.94

Children's World                         KinderCare
 Daycare Center                           Learning
 Ballwin, MO       6/14/02  $1,517,778  Centers, Inc.   $144,113   $17.28

Children's World
 Daycare Center                          KinderCare
 Kimberly, WI                             Learning
 (25.5226%)        6/14/02  $  346,657  Centers, Inc.   $ 32,946   $12.49


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                            Total Property              Annual    Annual
                   Purchase  Acquisition                Lease     Rent Per
Property              Date     Costs      Tenant        Payment   Sq. Ft.


Winn-Dixie Retail Store
 Panama City, FL                        Winn-Dixie Stores
 (20.4025%)        9/19/03  $  945,665   Leasing, LLC   $ 76,305   $ 7.23

Johnny Carino's
 Restaurant                              Kona Restaurant
 Laredo, TX       12/30/03  $2,605,079     Group, Inc.  $219,981   $31.57

Jared Jewelry Store
 Hanover, MD                            Sterling Jewelers
 (50%)              2/9/04  $1,989,135       Inc.       $168,551   $58.04

Eckerd Drug Store
 Utica, NY                                 Eckerd
 (10.0242%)        9/20/04  $  463,144   Corporation    $ 37,508   $25.45

Jared Jewelry Store
 Auburn Hills, MI                      Sterling Jewelers
 (40%)             1/14/05  $1,466,048      Inc.        $102,520   $44.50

CarMax Auto Superstore
 Lithia Springs, GA                      CarMax Auto
 (20%)             3/18/05  $1,885,231 Superstores, Inc.$136,080   $35.36

Applebee's Restaurant
 Johnstown, PA
 (62%)             9/21/06  $1,682,887 B.T. Woodlip,Inc.$121,340   $37.68


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Hanover, Maryland is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund 25 LLC. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan, the Johnny Carino's restaurant in Austin, Texas, the Children's World daycare center in
Kimberly, Wisconsin and the Eckerd drug store are owned by unrelated third parties.

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 1,269 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $21,101 and $21,161 were made to the General Partners and $2,088,984 and $2,095,000 were made to the Limited Partners in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $622,128 and $670,030 of proceeds from property sales in 2006 and 2005, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2006, the Partnership did not purchase any Units.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For  the  years  ended December 31, 2006  and  2005,  the
Partnership recognized rental income from continuing operations of $1,500,541 and $1,404,034, respectively. In 2006, rental income increased due to additional rent received from three property acquisitions in 2005 and 2006, rent increases on three properties and income received from a permanent easement on one property.

        For the years ended December 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $230,570 and $243,270, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,328 and $29,938, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2006 and 2005, the Partnership recognized interest income of $55,515 and $40,658, respectively. In 2006, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $989,619, representing rental income less property management expenses and depreciation of $170,590 and gain on disposal of real estate of $819,029. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $194,403, representing rental income less property management expenses and depreciation.

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively.

        Subsequent to December 31, 2006, the Partnership sold its remaining 10.0242% interest in the Eckerd drug store in Utica, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $515,000, which resulted in a net gain of approximately $65,100. The cost and related accumulated depreciation of the interests sold was $463,144 and $13,253, respectively. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $449,891 and $1,795,224, respectively.

         During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. The Partnership is attempting to sell its remaining 25.5226% interest in the property. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $303,488.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2006, the Partnership's cash balances increased $725,922 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2005, the Partnership's cash balances decreased $4,433,143 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,472,315 in 2005 to $1,527,510 in 2006 as a result of an increase in total rental and interest income in 2006, a decrease in Partnership administration and property management expenses in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006, the Partnership generated cash flow from the sale of real estate of $3,049,973. During the years ended December 31, 2006 and 2005, the Partnership expended $1,682,887 and $3,351,279, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2004 and 2006.

        On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $102,520. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

        On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto
Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and initial annual rent of $136,080. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2006 and 2005, the Partnership declared distributions of $2,110,085 and $2,116,161, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,088,984 and $2,095,000 and the General Partners received distributions of $21,101 and $21,161 for the periods, respectively. In June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $237,374, $118,182 and $118,182, respectively. In September and December 2005, the Partnership declared special distributions of net sale proceeds of $303,030 and $176,768, respectively, which resulted in higher distributions in 2005 and a higher distribution payable at December 31, 2005.

       During 2006 and 2005, the Partnership distributed $628,412 and $676,798 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $27.29 and $29.36 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                      /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2006        2005
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,588,082   $   862,160
  Receivables                                               0         2,232
                                                   -----------   -----------
      Total Current Assets                          1,588,082       864,392
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,886,362     5,766,615
  Buildings and Equipment                          11,693,838    11,488,937
  Accumulated Depreciation                         (1,910,192)   (1,630,529)
                                                   -----------   -----------
                                                   15,670,008    15,625,023
  Real Estate Held for Sale                           753,379     1,795,224
                                                   -----------   -----------
      Net Investments in Real Estate               16,423,387    17,420,247
                                                   -----------   -----------
           Total  Assets                          $18,011,469   $18,284,639
                                                   ===========   ===========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    62,127   $    10,510
  Distributions Payable                               524,665       583,254
  Unearned Rent                                        24,772        32,784
                                                   -----------   -----------
      Total Current Liabilities                       611,564       626,548
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     11,566        14,148
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802  Units outstanding in 2006 and 2005      17,388,339    17,643,943
                                                   -----------   -----------
      Total Partners' Capital                      17,399,905    17,658,091
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $18,011,469   $18,284,639
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                        2006         2005

RENTAL INCOME                                     $ 1,500,541   $ 1,404,034

EXPENSES:
  Partnership Administration - Affiliates             230,570       243,270
  Partnership Administration and Property
     Management - Unrelated Parties                    35,328        29,938
  Depreciation                                        427,878       407,477
                                                   -----------   -----------
      Total Expenses                                  693,776       680,685
                                                   -----------   -----------

OPERATING INCOME                                      806,765       723,349

OTHER INCOME:
  Interest Income                                      55,515        40,658
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     862,280       764,007

Income from Discontinued Operations                   989,619       194,403
                                                   -----------   -----------
NET INCOME                                        $ 1,851,899   $   958,410
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partner                                 $    18,519   $     9,584
  Limited Partners                                  1,833,380       948,826
                                                   -----------   -----------
                                                  $ 1,851,899   $   958,410
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     37.44   $     33.15
  Discontinued Operations                               42.96          8.44
                                                   -----------   -----------
       Total                                      $     80.40   $     41.59
                                                   ===========   ===========
Weighted Average Units Outstanding                      22,802       22,815
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,851,899   $   958,410

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     448,803       490,268
     Gain on Sale of Real Estate                     (819,029)            0
     Decrease in Receivables                            2,232        16,577
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                     51,617       (25,724)
     Increase (Decrease) in Unearned Rent              (8,012)       32,784
                                                   -----------   -----------
       Total Adjustments                             (324,389)      513,905
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     1,527,510     1,472,315
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,682,887)   (3,351,279)
   Proceeds from Sale of Real Estate                3,049,973             0
                                                   -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                     1,367,086    (3,351,279)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (58,589)     (428,703)
  Distributions to Partners                        (2,110,085)   (2,116,161)
  Redemption Payments                                       0        (9,315)
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (2,168,674)   (2,554,179)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               725,922    (4,433,143)

CASH AND CASH EQUIVALENTS, beginning of period        862,160     5,295,303
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,588,082   $   862,160
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partner     Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 25,818  $18,799,339  $18,825,157   22,819.45

   Distributions             (21,161)  (2,095,000)  (2,116,161)

  Redemption Payments            (93)      (9,222)      (9,315)     (17.00)

  Net Income                   9,584      948,826      958,410
                             --------  ----------   ----------   ----------
BALANCE, December 31, 2005    14,148   17,643,943   17,658,091   22,802.45

   Distributions             (21,101)  (2,088,984)  (2,110,085)

  Net Income                  18,519    1,833,380    1,851,899
                             --------  ----------   ----------   ----------
BALANCE, December 31, 2006  $ 11,566  $17,388,339  $17,399,905   22,802.45
                             ========  ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2006  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 20.4025% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. As of December 31, 2006, the Partnership owns a 10.0242% interest in an Eckerd drug store. The remaining interests in this property are owned by unrelated third parties. AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, owned a 60% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005 and 2006. The Partnership owns a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership. The Partnership owns a 20% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 62% interest in an Applebee's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                          Total Incurred by the Partnership
                                           for the Years Ended December 31

                                                          2006        2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the  results  of operations to the Limited Partners. $ 230,570   $ 243,270
                                                        ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                      $  36,268   $  31,502
                                                        ========    ========
c.AEI is reimbursed for all costs and direct expenses incurred by it in acquiring properties on behalf of the Partnership.
                                                       $  27,496   $  47,279
                                                        ========    ========
d.AEI is reimbursed  for all costs incurred in connection
  with the sale of property.                           $ 124,506   $       0
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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurants in San Antonio, Texas and Livonia, Michigan were constructed and acquired in 1997 and 1998, respectively. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The Children's World daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The Children's World daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Laredo, Texas was constructed in 1999 and acquired in 2003. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Applebee's restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:

                                       Buildings and             Accumulated
Property                         Land    Equipment       Total   Depreciation

Arby's, Montgomery, AL       $   10,033 $    13,016  $    23,049  $    6,032
Champps Americana,
 San Antonio, TX              1,127,016   1,706,341    2,833,357     664,953
Champps Americana, Livonia, MI    1,753       4,613        6,366       1,697
Tumbleweed, Fort Wayne, IN      562,078     772,237    1,334,315     221,204
Johnny  Carino's, Austin, TX     13,771      13,312       27,083       2,873
Children's World, Andover, MN   179,755   1,084,452    1,264,207     197,008
Children's World, Ballwin, MO   255,080   1,262,698    1,517,778     229,391
Winn-Dixie, Panama City, FL     187,081     758,584      945,665      99,880
Johnny Carino's, Laredo, TX   1,160,803   1,444,276    2,605,079     173,313
Jared Jewelry, Hanover, MD      861,065   1,128,070    1,989,135     129,728
Jared Jewelry, Auburn Hills, MI 280,993   1,185,055    1,466,048      92,829
CarMax, Lithia Springs, GA      815,180   1,070,051    1,885,231      76,687
Applebee's, Johnstown, PA       431,754   1,251,133    1,682,887      14,597
                               ---------  ----------  ----------   ---------
                              $5,886,362 $11,693,838 $17,580,200  $1,910,192
                               =========  ==========  ==========   =========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

     On January 14, 2005, the Partnership purchased a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan for $1,466,048. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 15 years and initial annual rent of $102,520.

     On March 18, 2005, the Partnership purchased a 20% interest in a CarMax auto superstore in Lithia Springs, Georgia for $1,885,231. The property is leased to CarMax Auto Superstores, Inc. under a Lease Agreement with a remaining primary term of 13.4 years and initial annual rent of $136,080.

     On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $121,340.

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama, a .1534% interest in a Champps restaurant in Livonia, Michigan and a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $ 1,653,089
                       2008             1,655,820
                       2009             1,659,212
                       2010             1,672,908
                       2011             1,684,097
                       Thereafter      12,186,111
                                       ----------
                                      $20,511,237
                                       ==========

     There were no contingent rents recognized in 2006 or 2005.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                       Industry          2006       2005

      KinderCare Learning
       Centers, Inc.               Child Care     $  384,154  $  393,404
      Champps  Americana Group     Restaurant        337,598     337,598
      Sterling  Jewelers Inc.      Retail            260,643     252,261
      Kona  Restaurant Group, Inc. Restaurant        221,522     219,358
                                                   ----------  ----------
      Aggregate rent revenue of major tenants     $1,203,917  $1,202,621
                                                   ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   71%        71%
                                                   ==========  ==========

(6)  Discontinued Operations -

     During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively.

     Subsequent to December 31, 2006, the Partnership sold its remaining 10.0242% interest in the Eckerd drug store in Utica, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $515,000, which resulted in a net gain of approximately $65,100. The cost and related accumulated depreciation of the interests sold was $463,144 and $13,253, respectively. At December 31, 2006 and 2005, the property was classified as Real Estate Held for Sale with a book value of $449,891 and $1,795,224, respectively.

     During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. The Partnership is attempting to sell its remaining 25.5226% interest in the property. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $303,488.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     During 2006 and 2005, the Partnership distributed $628,412 and $676,798 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $27.29 and $29.36 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                               2006       2005

     Rental Income                          $ 192,455   $ 278,758
     Property Management Expenses                (940)     (1,564)
     Depreciation                             (20,925)    (82,791)
      Gain  on Disposal of Real Estate        819,029           0
                                             ---------   ---------
        Income from Discontinued Operations $ 989,619   $ 194,403
                                             =========   =========

(7)  Partners' Capital -

     Cash distributions of $21,101 and $21,161 were made to the General Partners and $2,088,984 and $2,095,000 were made to the Limited Partners for the years ended December 31, 2006 and 2005, respectively. The Limited Partners' distributions represent $91.61 and $91.83 per Limited Partnership Unit outstanding using 22,802 and 22,815 weighted average Units in 2006 and 2005, respectively. The distributions represent $80.40 and $41.19 per Unit of Net Income and $11.21 and
     $50.64 per Unit of return of capital in 2006 and 2005, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $622,128 and $670,030 of proceeds from property sales in 2006 and 2005, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Partners' Capital - (Continued)

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

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2006        2005

     Net  Income  for Financial Reporting Purposes    $1,851,899  $  958,410

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes    114,638     149,263

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial Reporting  Purposes         (8,012)     32,784

     Gain on Sale of Real Estate for Tax Purposes
       Under  Gain  for Financial Reporting Purposes     (38,227)          0
                                                       ----------  ----------
           Taxable Income to Partners                 $1,920,298  $1,140,457
                                                       ==========  ==========

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2006        2005

    Partners' Capital for Financial Reporting Purposes $17,399,905 $17,658,091

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     568,552     492,141

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes          24,771      32,784

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes      3,208,043   3,208,043
                                                        ----------  ----------
       Partners' Capital for Tax Reporting Purposes    $21,201,271 $21,391,059
                                                        ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2006                  2005
                           Carrying      Fair     Carrying       Fair
                            Amount       Value     Amount        Value

     Money  Market Funds  $1,588,082   $1,588,082  $  862,160  $  862,160
                           ---------    ---------   ----------  ---------
      Total Cash and
        Cash Equivalents  $1,588,082   $1,588,082  $  862,160  $  862,160
                           =========    =========   =========   =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            0            0%
   Robert P. Johnson                        0            0%
   Patrick W. Keene                         0            0%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

      The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                of Compensation          To December 31, 2006

AEI Securities, Inc. Selling Commissions equal to          $2,400,000
                     8% of proceeds plus a 2%
                     nonaccountable expense allowance,
                     most of which was reallowed to
                     Participating Dealers.

General Partners and Reimbursement at Cost for other       $  877,000
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all         $  602,949
Affiliates           Acquisition Expenses.

General Partners and Reimbursement at Cost for all         $2,787,049
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and Reimbursement at Cost for all         $  897,066
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal     $  166,115
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     1% of distributions of Net Proceeds   $   51,654
                     of Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed. 10% of distributions of
                     Net Proceeds  of  Sale thereafter.


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

     10.1 Net Lease Agreement dated March 14, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the Property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit
     10.2 of Form 8-K filed March 28, 1997).

     10.2 First Amendment to Net Lease Agreement dated December 23, 1997 between the Partnership and Champps Entertainment of Texas, Inc. relating to the Property at 11440 Interstate Highway 10, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 6, 1998).

     10.3 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 30, 2000).

     10.4 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13, 2000).

     10.5 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 13, 2000).

     10.6 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit
     10.4 of Form 8-K filed June 27, 2002).

     10.7 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 27, 2002).

     10.8 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 27, 2002).

     10.9 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

     10.10 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 14, 2004).

     10.11 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

ITEM 13.  EXHIBITS. (Continued)

     10.12 Assignment and Assumption of Lease dated September 20, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Herkimer Rd. & Euclid Rd. Development, LLC relating to the Property at 121 Herkimer Road, Utica, New York (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 12, 2004).

     10.13 Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30,
     2005).

     10.14 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
     2005).

     10.15 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14,
     2006).

     10.16 Net Lease Agreement dated September 21,  2006  between the  Partnership,  AEI  Income & Growth  Fund  XXII  Limited
     Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  13,650   $ 12,750
     Audit-Related Fees                           0        682
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,650   $ 13,432
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


                          AEI INCOME & GROWTH FUND XXI
                          Limited Partnership
                          By: AEI Fund Management XXI, Inc.
                              Its Managing General Partner


March 23, 2007            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                        Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 23, 2007
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 23, 2007
   Patrick W. Keene  (Principal Accounting Officer)