Form 10QSB
period 2007-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2007-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                 2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 1,894,688    $ 1,588,082

INVESTMENTS IN REAL ESTATE:
  Land                                         5,886,362      5,886,362
  Buildings and Equipment                     11,693,838     11,693,838
  Accumulated Depreciation                    (2,026,020)    (1,910,192)
                                              -----------    -----------
                                              15,554,180     15,670,008
  Real Estate Held for Sale                      303,488        753,379
                                              -----------    -----------
      Net Investments in Real Estate          15,857,668     16,423,387
                                              -----------    -----------
          Total Assets                       $17,752,356    $18,011,469
                                              ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    26,288    $    62,127
  Distributions Payable                          406,482        524,665
  Unearned Rent                                   18,581         24,772
                                              -----------    -----------
      Total Current Liabilities                  451,351        611,564
                                              -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                10,577         11,566
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                   17,290,428     17,388,339
                                              -----------    -----------
    Total Partners' Capital                   17,301,005     17,399,905
                                              -----------    -----------
     Total Liabilities and Partners' Capital $17,752,356    $18,011,469
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                   2007          2006

RENTAL INCOME                                 $   401,649    $   380,436

EXPENSES:
   Partnership Administration - Affiliates         53,616         55,472
   Partnership Administration and Property
      Management - Unrelated Parties               13,678         10,686
      Depreciation                                115,828        103,321
                                               -----------    -----------
        Total Expenses                            183,122        169,479
                                               -----------    -----------

OPERATING INCOME                                  218,527        210,957

OTHER INCOME:
  Interest Income                                  18,443          5,577
                                               -----------    -----------

INCOME FROM CONTINUING OPERATIONS                 236,970        216,534

Income from Discontinued Operations                73,217         59,163
                                               -----------    -----------
NET INCOME                                    $   310,187    $   275,697
                                               ===========    ===========
NET INCOME ALLOCATED:
   General Partners                           $     3,102    $     2,757
   Limited Partners                               307,085        272,940
                                               -----------    -----------
                                              $   310,187    $   275,697
                                               ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $     10.29    $      9.40
  Discontinued Operations                            3.18           2.57
                                               -----------    -----------
      Total                                   $     13.47    $     11.97
                                               ===========    ===========
Weighted Average Units Outstanding                 22,802         22,802
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   310,187   $   275,697

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     115,828       113,783
     Gain on Sale of Real Estate                      (59,412)            0
     Decrease in Receivables                                0         1,001
     Increase in Prepaid Expenses                           0        (2,553)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (35,839)      (10,436)
     Decrease in Unearned Rent                         (6,191)            0
                                                   -----------   -----------
        Total Adjustments                              14,386       101,795
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      324,573       377,492
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                  509,303             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (118,183)     (176,772)
   Distributions to Partners                         (409,087)     (409,086)
                                                   -----------   -----------
             Net Cash Used For
                 Financing Activities                (527,270)     (585,858)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               306,606      (208,366)

CASH AND CASH EQUIVALENTS, beginning of period      1,588,082       862,160
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,894,688   $   653,794
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners     Total      Outstanding


BALANCE, December 31, 2005   $ 14,148  $17,643,943  $17,658,091   22,802.45

  Distributions                (4,090)    (404,996)    (409,086)
  Net Income                    2,757      272,940      275,697
                              --------  -----------  -----------  ----------
BALANCE, March 31, 2006      $ 12,815  $17,511,887  $17,524,702   22,802.45
                              ========  ===========  ===========  ==========


BALANCE, December 31, 2006   $ 11,566  $17,388,339  $17,399,905   22,802.45

  Distributions                (4,091)    (404,996)    (409,087)

  Net Income                    3,102      307,085      310,187
                              --------  -----------  -----------  ----------
BALANCE, March 31, 2007      $ 10,577  $17,290,428  $17,301,005   22,802.45
                              ========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


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

(6)  Discontinued Operations -

     During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

     During the first three months of 2007, the Partnership sold its remaining 10.0242% interest in the Eckerd drug store in Utica, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $509,303, which resulted in a net gain of $59,412. The cost and related accumulated depreciation of the interests sold was $463,144 and $13,253, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $449,891.

     During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the three months ended March 31, 2006, the net gain was $-0-.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Subsequent to March 31, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately
     $236,000, which resulted in a net gain of approximately $92,100. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $303,488.

     During the first three months of 2007 and 2006, the Partnership distributed $42,482 and $19,606 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.84 and $0.85 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2007         2006

     Rental Income                           $  13,805     $ 69,690
     Property Management Expenses                    0          (65)
     Depreciation                                    0      (10,462)
     Gain on Disposal of Real Estate            59,412            0
                                              ---------     --------
        Income from Discontinued Operations  $  73,217     $ 59,163
                                              =========     ========

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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $401,649 and $380,436, respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on four properties. In 2006, rental income included $20,430 received from a permanent easement on one property.

        For the three months ended March 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $53,616 and $55,472, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,678 and $10,686, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2007 and 2006, the Partnership recognized interest income of $18,443 and $5,577, respectively. In 2007, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $73,217, representing rental income of $13,805 and gain on disposal of real estate of $59,412. For the three months ended March 31,
2006, the Partnership recognized income from discontinued operations of $59,163, representing rental income less property management expenses and depreciation.

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

        During the first three months of 2007, the Partnership sold its remaining 10.0242% interest in the Eckerd drug store in Utica, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $509,303, which resulted in a net gain of $59,412. The cost and related accumulated depreciation of the interests sold was $463,144 and $13,253, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $449,891.

         During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

        Subsequent to March 31, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $236,000, which resulted in a net gain of approximately $92,100. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $303,488.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Partnership's cash balances increased $306,606 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2006, the Partnership's cash balances decreased $208,366 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $377,492 in 2006 to $324,573 in 2007 as a result of a decrease in total rental and interest income in 2007, an increase in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007, the Partnership generated cash flow from the sale of real estate of $509,303.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $409,087 and $409,086, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $404,996 and $404,996 and the General Partners received distributions of $4,091 and $4,090 for the periods, respectively. In June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $237,374, $118,182 and $118,182, respectively, which resulted in a higher distribution payable at December 31, 2006.

        During the first three months of 2007 and 2006, the Partnership distributed $42,482 and $19,606 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.84 and $0.85 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2006, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 58 Limited Partners redeemed 1,197.55 Partnership Units for $949,024. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM  2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
         PROCEEDS

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


Dated:  May 8, 2007           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)