Form 10QSB
period 2007-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2007-08-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX



PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                      2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,100,943     $ 1,588,082

INVESTMENTS IN REAL ESTATE:
  Land                                             5,886,362       5,886,362
  Buildings and Equipment                         11,693,838      11,693,838
  Accumulated Depreciation                        (2,141,848)     (1,910,192)
                                                  -----------     -----------
                                                  15,438,352      15,670,008
  Real Estate Held for Sale                          159,557         753,379
                                                  -----------     -----------
      Net Investments in Real Estate              15,597,909      16,423,387
                                                  -----------     -----------
          Total Assets                           $17,698,852     $18,011,469
                                                  ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    18,293     $    62,127
  Distributions Payable                              477,190         524,665
  Unearned Rent                                       44,398          24,772
                                                  -----------     -----------
      Total Current Liabilities                      539,881         611,564
                                                  -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                     9,156          11,566
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                       17,149,815      17,388,339
                                                  -----------     -----------
      Total Partners' Capital                     17,158,971      17,399,905
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $17,698,852     $18,011,469
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                               6/30/07      6/30/06     6/30/07      6/30/06

RENTAL INCOME                 $ 401,658   $ 360,010    $ 803,307   $ 740,447

EXPENSES:
   Partnership Administration -
    Affiliates                   56,611      56,530      110,227     112,002
   Partnership Administration
    and Property Management -
    Unrelated Parties            12,136      15,853       25,814      26,539
   Depreciation                 115,828     103,321      231,656     206,642
                               ---------   ---------    ---------   ---------
        Total Expenses          184,575     175,704      367,697     345,183
                               ---------   ---------    ---------   ---------

OPERATING INCOME                217,083     184,306      435,610     395,264

OTHER INCOME:
   Interest Income               24,014      14,356       42,457      19,933
                               ---------   ---------    ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   241,097     198,662      478,067     415,197

Income from Discontinued
 Operations                      96,663     420,535      169,880     479,697
                               ---------   ---------    ---------   ---------
NET INCOME                    $ 337,760   $ 619,197    $ 647,947   $ 894,894
                               ---------   ---------    ---------   ---------
NET INCOME ALLOCATED:
   General Partners           $   3,377   $   6,192    $   6,479   $   8,949
   Limited Partners             334,383     613,005      641,468     885,945
                               ---------   ---------    ---------   ---------
                              $ 337,760   $ 619,197    $ 647,947   $ 894,894
                               =========   =========    =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $   10.47   $    8.63    $   20.76   $   18.03
   Discontinued Operations         4.19       18.25         7.37       20.82
                               ---------   ---------    ---------   ---------
        Total                 $   14.66   $   26.88    $   28.13   $   38.85
                               =========   =========    =========   =========
Weighted Average Units
 Outstanding                     22,802      22,802       22,802      22,802
                               =========   =========    =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   647,947   $   894,894

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      231,656       227,567
     Gain on Sale of Real Estate                      (151,669)     (374,027)
     Decrease in Receivables                                 0         1,001
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (43,834)       48,340
     Increase in Unearned Rent                          19,626        37,049
                                                    -----------   -----------
        Total Adjustments                               55,779       (60,070)
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                        703,726       834,824
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   745,491     1,547,574
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        (47,475)       60,603
   Distributions to Partners                          (888,881)   (1,055,547)
                                                    -----------   -----------
        Net Cash Used For
           Financing Activities                       (936,356)     (994,944)
                                                    -----------   -----------
INCREASE IN CASH
   AND CASH EQUIVALENTS                                512,861     1,387,454

CASH AND CASH EQUIVALENTS, beginning of period       1,588,082       862,160
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,100,943   $ 2,249,614
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 14,148  $17,643,943  $17,658,091    22,802.45

  Distributions              (10,555)  (1,044,992)  (1,055,547)

  Net Income                   8,949      885,945      894,894
                             --------  -----------  -----------  -----------
BALANCE, June 30, 2006      $ 12,542  $17,484,896  $17,497,438    22,802.45
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2006  $ 11,566  $17,388,339  $17,399,905    22,802.45

  Distributions               (8,889)    (879,992)    (888,881)

  Net Income                   6,479      641,468      647,947
                             --------  -----------  -----------  -----------
BALANCE, June 30, 2007      $ 9,156   $17,149,815  $17,158,971    22,802.45
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

(5)  Discontinued Operations -

     During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the six months ended June 30, 2006, the net gain was $212,006.

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

     During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the six months ended June 30, 2006, the net gain was $162,021.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     On April 12, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

     During the first six months of 2007 and 2006, the Partnership distributed $160,946 and $307,113 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.98 and $13.34 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended       Six Months Ended
                                6/30/07      6/30/06     6/30/07    6/30/06

Rental Income                   $ 4,807     $ 57,846    $ 18,612   $ 127,535
Property Management Expenses       (401)        (875)       (401)       (940)
Depreciation                          0      (10,463)          0     (20,925)
Gain on Disposal of Real Estate  92,257      374,027     151,669     374,027
                                 ------      --------    -------    --------
   Income from Discontinued
     Operations                 $96,663     $ 420,535   $169,880   $ 479,697
                                 ======      ========    =======    ========

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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

Results of Operations

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership recognized rental income from continuing operations of $803,307 and $740,447, respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on four properties. In 2006, rental income included $20,430 received from a permanent easement on one property.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership incurred Partnership administration expenses from affiliated parties of $110,227 and $112,002, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,814 and $26,539, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2007 and 2006, the Partnership recognized interest income of $42,457 and $19,933, respectively. In 2007, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $169,880, representing rental income less property management expenses of $18,211 and gain on disposal of real estate of $151,669. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $479,697, representing rental income less property management expenses and depreciation of $105,670 and gain on disposal of real estate of $374,027.

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the six months ended June 30, 2006, the net gain was $212,006.

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

         During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the six months ended June 30, 2006, the net gain was $162,021.

        On April 12, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2007, the Partnership's cash balances increased $512,861 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2006, the Partnership's cash balances increased $1,387,454 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $834,824 in 2006 to $703,726 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $745,491 and $1,547,574, respectively.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Partnership declared distributions of $888,881 and $1,055,547, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $879,992 and $1,044,992 and the General Partners received distributions of $8,889 and $10,555 for the periods, respectively. In June 2007, the Partnership declared a special distribution of net sale proceeds of $70,707. In June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $237,374, $118,182 and $118,182, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first six months of 2007 and 2006, the Partnership distributed $160,946 and $307,113 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.98 and $13.34 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 6, 2007        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By:/s/ Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)