Form 10QSB
period 2007-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2007-11-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                   2007            2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 5,100,178     $ 1,588,082

INVESTMENTS IN REAL ESTATE:
  Land                                           4,759,346       5,886,362
  Buildings and Equipment                        9,987,497      11,693,838
  Accumulated Depreciation                      (1,543,781)     (1,910,192)
                                                -----------     -----------
                                                13,203,062      15,670,008
  Real Estate Held for Sale                        159,557         753,379
                                                -----------     -----------
      Net Investments in Real Estate            13,362,619      16,423,387
                                                -----------     -----------
          Total Assets                         $18,462,797     $18,011,469
                                                ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    15,972     $    62,127
  Distributions Payable                            499,210         524,665
  Unearned Rent                                     25,817          24,772
                                                -----------     -----------
      Total Current Liabilities                    540,999         611,564
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  16,785          11,566
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,802 Units outstanding                     17,905,013      17,388,339
                                                -----------     -----------
      Total Partners' Capital                   17,921,798      17,399,905
                                                -----------     -----------
       Total Liabilities and Partners' Capital $18,462,797     $18,011,469
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended       Nine Months Ended
                              9/30/07      9/30/06    9/30/07      9/30/06

RENTAL INCOME               $  318,065   $ 280,422   $  940,568   $  852,446

EXPENSES:
   Partnership Administration -
     Affiliates                 56,327      59,667      166,554      171,669
   Partnership Administration and
     Property Management -
     Unrelated Parties           3,957       4,447       29,299       30,811
   Depreciation                 99,514      89,073      298,542      263,087
                             ----------   ---------   ----------   ----------
        Total Expenses         159,798     153,187      494,395      465,567
                             ----------   ---------   ----------   ----------

OPERATING INCOME               158,267     127,235      446,173      386,879

OTHER INCOME:
   Interest Income              35,938      24,119       78,395       44,052
                             ----------   ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  194,205     151,354      524,568      430,931

Income from Discontinued
 Operations                  1,070,437     299,299    1,388,021      914,616
                             ----------   ---------   ----------   ----------
NET INCOME                  $1,264,642   $ 450,653   $1,912,589   $1,345,547
                             ==========   =========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $   12,647   $   4,506   $   19,126   $   13,455
   Limited Partners          1,251,995     446,147    1,893,463    1,332,092
                             ----------   ---------   ----------   ----------
                            $1,264,642   $ 450,653   $1,912,589   $1,345,547
                             ==========   =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $     8.43   $    6.57   $    22.78   $    18.71
   Discontinued Operations       46.48       13.00        60.26        39.71
                             ----------   ---------   ----------   ----------
        Total               $    54.91   $   19.57   $    83.04   $    58.42
                             ==========   =========   ==========   ==========
Weighted Average Units
 Outstanding                    22,802      22,802       22,802       22,802
                             ==========   =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2007            2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,912,589   $ 1,345,547

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     342,047       332,954
     Gain on Sale of Real Estate                   (1,170,293)     (568,422)
     Decrease in Receivables                                0         1,001
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (46,155)       23,764
     Increase in Unearned Rent                          1,045        13,625
                                                   -----------   -----------
        Total Adjustments                            (873,356)     (197,078)
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                     1,039,233     1,148,469
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (1,667,348)
   Proceeds from Sale of Real Estate                3,889,014     2,185,156
                                                   -----------   -----------
        Net Cash Provided By
           Investing Activities                     3,889,014       517,808
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (25,455)      (58,589)
   Distributions to Partners                       (1,390,696)   (1,582,816)
                                                   -----------   -----------
        Net Cash Used For
          Financing Activities                     (1,416,151)   (1,641,405)
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             3,512,096        24,872

CASH  AND  CASH EQUIVALENTS, beginning of period    1,588,082       862,160
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 5,100,178   $   887,032
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 14,148   $17,643,943  $17,658,091    22,802.45

  Distributions              (15,828)   (1,566,988)  (1,582,816)

  Net Income                  13,455     1,332,092    1,345,547
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2006 $ 11,775   $17,409,047  $17,420,822    22,802.45
                             =======    ===========  ===========  ==========


BALANCE, December 31, 2006  $ 11,566   $17,388,339  $17,399,905    22,802.45

  Distributions              (13,907)   (1,376,789)  (1,390,696)

  Net Income                  19,126     1,893,463    1,912,589
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2007 $ 16,785   $17,905,013  $17,921,798    22,802.45
                             =======    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

(6)  Discontinued Operations -

     During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the nine months ended September 30, 2006, the net gain was $250,379.

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

     During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the nine months ended September 30, 2006, the net gain was $318,043.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On April 12, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

     On  August  30,  2007,  the  Partnership  sold  the  Champps
     Americana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $3,143,523, which resulted in a net gain of $1,018,624. At the time of sale, the cost and related accumulated depreciation was $2,833,357 and $708,458, respectively.

     During the first nine months of 2007 and 2006, the Partnership distributed $306,354 and $472,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.29 and $20.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                   Three Months Ended       Nine Months Ended
                                 9/30/07      9/30/06    9/30/07      9/30/06

Rental Income                $    63,086  $ 122,014   $  262,502   $  417,972
Property Management Expenses       (396)       (796)      (1,269)      (1,911)
Depreciation                    (10,877)    (16,314)     (43,505)     (69,867)
Gain on Disposal of
  Real Estate                 1,018,624     194,395    1,170,293      568,422
                              ----------   ---------   ----------   ----------
   Income from
    Discontinued Operations  $1,070,437   $ 299,299   $1,388,021   $  914,616
                              ==========   =========   ==========   ==========

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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $940,568 and $852,446, respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on five properties. In 2006, rental income included $20,430 received from a permanent easement on one property.

       For the nine months ended September 30, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $166,554 and $171,669, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,299 and $30,811, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized interest income of $78,395 and $44,052, respectively. In 2007, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $1,388,021, representing rental income less property management expenses and depreciation of $217,728 and gain on disposal of real estate of $1,170,293. For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $914,616, representing rental income less property management expenses and depreciation of $346,194 and gain on disposal of real estate of $568,422.

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively. For the nine months ended September 30, 2006, the net gain was $250,379.

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

         During 2006, the Partnership sold 74.4774% of the Children's World daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively. For the nine months ended September 30, 2006, the net gain was $318,043.

        On April 12, 2007, the Partnership sold an additional 12.1042% of the Children's World daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively. The Partnership is attempting to sell its remaining 13.4184% interest in the property. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

        On August 30, 2007, the Partnership sold the Champps Americana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $3,143,523, which resulted in a net gain of $1,018,624. At the time of sale, the cost and related accumulated depreciation was $2,833,357 and $708,458, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Partnership's cash balances increased $3,512,096 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2006, the Partnership's cash balances increased $24,872 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,148,469 in 2006 to $1,039,233 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $3,889,014 and $2,185,156, respectively. During the nine months ended September 30, 2006, the Partnership expended $1,667,348 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $1,390,696 and $1,582,816, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,376,789 and $1,566,988 and the General Partners received distributions of $13,907 and $15,828 for the periods, respectively. In June and September 2007, the Partnership declared special distributions of net sale proceeds of $70,707 and $118,182, respectively. In June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $237,374, $118,182 and $118,182, respectively, which resulted in higher distributions in 2006.

        During the first nine months of 2007 and 2006, the Partnership distributed $306,354 and $472,737 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $13.29 and $20.53 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2007, two Limited Partners redeemed a total of 23.33 Partnership Units for $9,445 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2006, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 58 Limited Partners redeemed 1,197.55 Partnership Units for $949,024. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $95 in 2007.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated August 6, 2007 between the Partnership and Champps Operating Corporation relating to the Property at 11075 Interstate Highway 10 West, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2007).

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


Dated:  November 9, 2007      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner


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