Form 10KSB
period 2007-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2008-03-28
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $1,259,782.

As of February 29, 2008, there were 22,779.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,779,113.

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

        The Partnership's properties were purchased without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store, which had a remaining primary term of 10 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity

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

        On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        During 2006, the Partnership sold 29.9758% of the Eckerd drug store in Utica, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,635,645, which resulted in a net gain of $290,312. The cost and related accumulated depreciation of the interests sold was $1,384,963 and $39,630, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

         During 2006, the Partnership sold 74.4774% of the KinderCare daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively.

        On April 12, 2007, the Partnership sold an additional 12.1042% of the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively.

        Subsequent to December 31, 2007, the Partnership sold its remaining 13.4184% interest in the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $259,000, which resulted in a net gain of approximately $99,400. The cost and related accumulated depreciation of the interest sold was $182,253 and $22,696, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

        On August 30, 2007, the Partnership sold the Champps Americana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $3,143,523, which resulted in a net gain of $1,018,624. At the time of sale, the cost and related accumulated depreciation was $2,833,357 and $708,458, respectively.

       Subsequent to December 31, 2007, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $3,591,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

Major Tenants

        During 2007, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 68% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2008 and future years. However, the tenant of the Champps Americana restaurants will not continue to be a major tenant as one of the properties was sold in 2007. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Arby's Restaurant
 Montgomery, AL                           RTM Gulf
 (2.6811%)        5/31/95 $   23,049     Coast, Inc.    $  2,844   $35.78

Champps
 Americana Restaurant                     Champps
 Livonia, MI                             Operating
 (.1534%)         5/19/98 $    6,366    Corporation     $    806   $57.41

Tumbleweed Restaurant                    Tumbleweed,
 Fort Wayne, IN   9/11/00 $1,334,315        Inc.        $152,340   $25.67

Johnny Carino's
 Restaurant
 Austin, TX                           Kona Restaurant
 (1.1839%)        9/26/01 $   27,083    Group, Inc.     $  3,143   $41.09

KinderCare                              KinderCare
 Daycare Center                          Learning
 Andover, MN      6/14/02 $1,264,207  Centers, Inc.     $132,224   $15.33

KinderCare                              KinderCare
 Daycare Center                          Learning
 Ballwin, MO      6/14/02 $1,517,778  Centers, Inc.     $158,524   $19.01

KinderCare
 Daycare Center                         KinderCare
 Kimberly, WI                            Learning
 (13.4184%)       6/14/02 $  182,253  Centers, Inc.     $ 19,054   $13.74

Winn-Dixie Retail Store
 Panama City, FL                      Winn-Dixie Stores
 (20.4025%)       9/19/03 $  945,665   Leasing, LLC     $ 76,305   $ 7.23

Johnny Carino's
 Restaurant                            Kona Restaurant
 Laredo, TX      12/30/03 $2,605,079     Group, Inc.    $222,180   $31.89

Jared Jewelry Store
 Hanover, MD                          Sterling Jewelers
 (50%)             2/9/04 $1,989,135       Inc.         $168,551   $58.04


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

CarMax Auto Superstore
 Lithia Springs, GA                     CarMax Auto
 (20%)            3/18/05 $1,885,231  Superstores, Inc. $136,080   $35.36

Applebee's Restaurant
 Johnstown, PA
 (62%)            9/21/06 $1,682,887 B.T.  Woodlipp,Inc.$121,340   $37.68


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Hanover, Maryland is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund 25 LLC. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan, the Johnny Carino's restaurant in Austin, Texas and the KinderCare daycare center in Kimberly, Wisconsin are owned by unrelated third parties.

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,248 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $17,743 and $21,101 were made to the General Partners and $1,756,590 and $2,088,984 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $379,986 and $622,128 in 2007 and 2006, respectively.

       (b) Not applicable.

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

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number
                                     Total Number of Units   of Units that May
                Total Number Average Purchased as Part of    Yet Be Purchased
                  of Units   Price   Paid Publicly Announced Under the Plans
Period           Purchased  per Unit Plans or Programs       or Programs

10/1/07 to 10/31/07 23.34   $404.67     1,220.89(1)               (2)

11/1/07 to 11/30/07    --        --           --                   --

12/1/07 to 12/31/07    --        --           --                   --


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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For  the  years  ended December 31, 2007  and  2006,  the
Partnership recognized rental income from continuing operations of $1,259,782 and $1,163,694, respectively. In 2007, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on five properties. In 2006, rental income included $20,430 received from a permanent easement on one property.

        For the years ended December 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $218,000 and $228,175, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,501 and $33,875, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the years ended December 31, 2007 and 2006, the Partnership recognized interest income of $129,856 and $55,515, respectively. In 2007, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $1,392,700, representing rental income less property management expenses and depreciation of $222,407 and gain on disposal of real estate of $1,170,293. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $1,257,361, representing rental income less property management expenses and depreciation of $438,332 and gain on disposal of real estate of $819,029.

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

         During 2006, the Partnership sold 74.4774% of the KinderCare daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively.

        On April 12, 2007, the Partnership sold an additional 12.1042% of the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively.

        Subsequent to December 31, 2007, the Partnership sold its remaining 13.4184% interest in the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $259,000, which resulted in a net gain of approximately $99,400. The cost and related accumulated depreciation of the interest sold was $182,253 and $22,696, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

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

Liquidity and Capital Resources

       During the year ended December 31, 2007, the Partnership's cash balances increased $3,316,080 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2006, the Partnership's cash balances increased $725,922 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,527,510 in 2006 to $1,354,412 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $3,889,014 and $3,049,973, respectively. During the year ended December 31, 2006, the Partnership expended $1,682,887 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $121,340. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

       Subsequent to December 31, 2007, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $3,591,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

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

        For the years ended December 31, 2007 and 2006, the Partnership declared distributions of $1,774,333 and $2,110,085, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,756,590 and $2,088,984 and the General Partners received distributions of $17,743 and $21,101 for the periods, respectively. In June and September 2007, the Partnership declared special distributions of net sale proceeds of $70,707 and $118,182, respectively. In June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $237,374, $118,182 and $118,182, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

       During 2007 and 2006, the Partnership distributed net sale proceeds of $383,824 and $628,412 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $16.66 and $27.29 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2007, two Limited Partners redeemed  a  total  of
23.34 Partnership Units for $9,445 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2006, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 58 Limited Partners redeemed 1,197.55 Partnership Units for $949,024. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $96 in 2007.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants



Minneapolis, Minnesota
March 24, 2008

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,904,162    $ 1,588,082

INVESTMENTS IN REAL ESTATE:
  Land                                           4,759,346      5,886,362
  Buildings and Equipment                        9,987,497     11,693,838
  Accumulated Depreciation                      (1,643,293)    (1,910,192)
                                                -----------    -----------
                                                13,103,550     15,670,008
  Real Estate Held for Sale                        159,557        753,379
                                                -----------    -----------
      Net Investments in Real Estate            13,263,107     16,423,387
                                                -----------    -----------
           Total  Assets                       $18,167,269    $18,011,469
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     4,976    $    62,127
  Distributions Payable                            381,193        524,665
  Unearned Rent                                     36,286         24,772
                                                -----------    -----------
      Total Current Liabilities                    422,455        611,564
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  15,015         11,566
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 and 22,802 Units outstanding in
   2007 and 2006, respectively                  17,729,799     17,388,339
                                                -----------    -----------
      Total Partners' Capital                   17,744,814     17,399,905
                                                -----------    -----------
        Total Liabilities and Partners'Capital $18,167,269    $18,011,469
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2007         2006

RENTAL INCOME                                     $ 1,259,782   $ 1,163,694

EXPENSES:
  Partnership Administration - Affiliates             218,000       228,175
  Partnership Administration and Property
     Management - Unrelated Parties                    37,501        33,875
  Depreciation                                        398,054       362,621
                                                   -----------   -----------
      Total Expenses                                  653,555       624,671
                                                   -----------   -----------

OPERATING INCOME                                      606,227       539,023

OTHER INCOME:
  Interest Income                                     129,856        55,515
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     736,083       594,538

Income from Discontinued Operations                 1,392,700     1,257,361
                                                   -----------   -----------
NET INCOME                                        $ 2,128,783   $ 1,851,899
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partner                                 $    21,288   $    18,519
  Limited Partners                                  2,107,495     1,833,380
                                                   -----------   -----------
                                                  $ 2,128,783   $ 1,851,899
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     31.97   $     25.81
  Discontinued Operations                               60.48         54.59
                                                   -----------   -----------
       Total                                      $     92.45   $     80.40
                                                   ===========   ===========
Weighted Average Units Outstanding                     22,797        22,802
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 2,128,783   $ 1,851,899

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     441,559       448,803
     Gain on Sale of Real Estate                   (1,170,293)     (819,029)
     Decrease in Receivables                                0         2,232
     Increase (Decrease) in Payable to
       AEI Fund Management, Inc.                      (57,151)       51,617
     Increase (Decrease) in Unearned Rent              11,514        (8,012)
                                                   -----------   -----------
       Total Adjustments                             (774,371)     (324,389)
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     1,354,412     1,527,510
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0    (1,682,887)
  Proceeds from Sale of Real Estate                 3,889,014     3,049,973
                                                   -----------   -----------
       Net Cash Provided By
           Investing Activities                     3,889,014     1,367,086
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (143,472)      (58,589)
  Distributions to Partners                        (1,774,333)   (2,110,085)
  Redemption Payments                                  (9,541)            0
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (1,927,346)   (2,168,674)
                                                   -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             3,316,080       725,922

CASH AND CASH EQUIVALENTS, beginning of period      1,588,082       862,160
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,904,162   $ 1,588,082
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partner    Partners     Total      Outstanding


BALANCE, December 31, 2005  $ 14,148  $17,643,943  $17,658,091   22,802.45

   Distributions             (21,101)  (2,088,984)  (2,110,085)

  Net Income                  18,519    1,833,380    1,851,899
                             --------  ----------   ----------   ----------
BALANCE, December 31, 2006    11,566   17,388,339   17,399,905   22,802.45

   Distributions             (17,743)  (1,756,590)  (1,774,333)

  Redemption Payments            (96)      (9,445)      (9,541)     (23.34)

  Net Income                  21,288    2,107,495    2,128,783
                             --------  ----------   ----------   ----------
BALANCE, December 31, 2007  $ 15,015  $17,729,799  $17,744,814   22,779.11
                             ========  ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 20.4025% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Jared Jewelry store in Hanover, Maryland. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 40% interest in a Jared Jewelry store in Auburn Hills, Michigan. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership. The Partnership owns a 20% interest in a CarMax auto superstore. The remaining interests in this property are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 62% interest in an Applebee's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 54% interest in a Best Buy store. The remaining interests in this property are owned by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership. The Partnership owned a 40% interest in an Eckerd drug store in Utica, New York. AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, owned a 60% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005 and 2006.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                           2007       2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.   $ 218,000  $ 230,570
                                                        ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                      $  38,854  $  36,268
                                                        ========   ========
c.AEI is reimbursed for all costs and direct expenses incurred by  it  in  acquiring properties on behalf of the Partnership.
                                                       $       0  $  27,496
                                                        ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                           $  38,867  $ 124,506
                                                        ========   ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store, which had a remaining primary term of 10 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The KinderCare daycare centers in Andover, Minnesota and Kimberly, Wisconsin were constructed in 1998 and acquired in 2002. The KinderCare daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Laredo, Texas was constructed in 1999 and acquired in 2003. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Applebee's restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                         Buildings and            Accumulated
Property                           Land    Equipment      Total   Depreciation

Arby's, Montgomery, AL         $   10,033  $   13,016 $    23,049  $    6,553
Champps  Americana,  Livonia, MI    1,753       4,613       6,366       1,875
Tumbleweed, Fort Wayne, IN        562,078     772,237   1,334,315     250,658
Johnny  Carino's,  Austin, TX      13,771      13,312      27,083       3,402
KinderCare, Andover, MN           179,755   1,084,452   1,264,207     240,386
KinderCare, Ballwin, MO           255,080   1,262,698   1,517,778     279,899
Winn-Dixie,  Panama City, FL      187,081     758,584     945,665     130,223
Johnny  Carino's, Laredo, TX    1,160,803   1,444,276   2,605,079     231,084
Jared  Jewelry, Hanover, MD       861,065   1,128,070   1,989,135     174,851
Jared  Jewelry, Auburn Hills, M   280,993   1,185,055   1,466,048     140,231
CarMax,  Lithia Springs, GA       815,180   1,070,051   1,885,231     119,489
Applebee's, Johnstown, PA         431,754   1,251,133   1,682,887      64,642
                                ---------   ---------  ----------   ---------
                               $4,759,346  $9,987,497 $14,746,843  $1,643,293
                                =========   =========  ==========   =========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     On September 21, 2006, the Partnership purchased a 62% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,682,887. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $121,340.

     Subsequent to December 31, 2007, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for approximately $3,591,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001.

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama, a .1534% interest in a Champps restaurant in Livonia, Michigan and a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $ 1,297,045
                       2009             1,300,437
                       2010             1,314,133
                       2011             1,325,322
                       2012             1,347,288
                       Thereafter       8,425,169
                                       ----------
                                      $15,009,394
                                       ==========

     There were no contingent rents recognized in 2007 or 2006.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

         Tenants                    Industry            2007        2006

      KinderCare Learning
       Centers, Inc.               Child Care      $  300,103   $  384,154
      Sterling  Jewelers Inc.      Retail             271,071      260,643
      Champps  Americana Group     Restaurant         239,909      337,598
      Kona  Restaurant Group, Inc. Restaurant         223,745      221,522
                                                    ---------    ---------
      Aggregate rent revenue of major tenants      $1,034,828   $1,203,917
                                                    =========    =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    68%          71%
                                                    =========    =========

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

     During 2006, the Partnership sold 74.4774% of the KinderCare daycare center in Kimberly, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,414,328, which resulted in a net gain of $528,717. The cost and related accumulated depreciation of the interests sold was $1,011,582 and $125,971, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

     On April 12, 2007, the Partnership sold an additional 12.1042% of the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively.

     Subsequent to December 31, 2007, the Partnership sold its remaining 13.4184% interest in the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately
     $259,000, which resulted in a net gain of approximately $99,400. The cost and related accumulated depreciation of the interest sold was $182,253 and $22,696, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $159,557 and $303,488, respectively.

     On  August  30,  2007,  the  Partnership  sold  the  Champps
     Americana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $3,143,523, which resulted in a net gain of $1,018,624. At the time of sale, the cost and related accumulated depreciation was $2,833,357 and $708,458, respectively.

     During 2007 and 2006, the Partnership distributed net sale proceeds of $383,824 and $628,412 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $16.66 and $27.29 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2007         2006

     Rental Income                            $  267,265   $  529,302
     Property Management Expenses                 (1,353)      (4,788)
     Depreciation                                (43,505)     (86,182)
      Gain  on Disposal of Real Estate         1,170,293      819,029
                                               ---------    ---------
         Income from Discontinued Operations  $1,392,700   $1,257,361
                                               =========    =========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Partners' Capital -

     Cash distributions of $17,743 and $21,101 were made to the General Partners and $1,756,590 and $2,088,984 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $77.05 and $91.61 per Limited Partnership Unit outstanding using 22,797 and 22,802 weighted average Units in 2007 and 2006, respectively. The distributions represent $77.05 and $80.40 per Unit of Net Income and $0 and $11.21 per Unit of return of capital in 2007 and 2006, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $379,986 and $622,128 in 2007 and 2006, respectively.

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

     During 2007, two Limited Partners redeemed a total of 23.34 Partnership Units for $9,445 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2006, the
     Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $96 in 2007.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,053.60 per original $1,000 invested.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2007        2006

     Net  Income  for Financial Reporting Purposes  $2,128,783   $1,851,899

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes  135,571      114,638

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial  Reporting  Purposes      11,515       (8,012)

     Gain on Sale of Real Estate for Tax Purposes
       Under  Gain for Financial Reporting Purposes   (250,183)     (38,227)
                                                     ----------   ----------
           Taxable Income to Partners               $2,025,686   $1,920,298
                                                     ==========   ==========


     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2007         2006

     Partners'Capital for Financial Reporting
      Purposes                                        $17,744,814  $17,399,905

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    453,940      568,552

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes         36,286       24,771

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes     3,208,043    3,208,043
                                                       ----------   ----------
        Partners' Capital for Tax Reporting Purposes  $21,443,083  $21,201,271
                                                       ==========   ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2007                   2006
                         Carrying       Fair     Carrying       Fair
                          Amount        Value     Amount        Value

     Money Market Funds  $4,904,162   $4,904,162  $1,588,082  $1,588,082
                          ---------    ---------   ---------   ---------
      Total Cash and
        Cash Equivalents $4,904,162   $4,904,162  $1,588,082  $1,588,082
                          =========    =========   =========   =========


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2007, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method      Inception (August 31, 1994)
Compensation                 of Compensation         To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to         $2,400,000
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  602,949
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all        $3,005,049
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all        $  935,933
Affiliates            expenses related to the disposition
                      of the Fund's properties.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method      Inception (August 31, 1994)
Compensation                 of Compensation         To December 31, 2007

General Partners      1% of Net Cash Flow in any fiscal    $  180,116
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds  $   55,492
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the extent not previously distributed.
                      10%  of  distributions of Net Proceeds
                      of Sale thereafter.


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

     10.1 Net Lease Agreement dated March 8, 2000, between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed March 30, 2000).

     10.2 First Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13, 2000).

     10.3 Second Amendment to Net Lease Agreement dated September 11, 2000 between the Partnership and Tumbleweed, Inc. relating to the Property at 8607 US Highway 24 West, Fort Wayne, Indiana (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed November 13, 2000).

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

ITEM 13.  EXHIBITS. (Continued)

     10.6 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 749 Truman Street, Kimberly, Wisconsin (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 27, 2002).

     10.7 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

     10.8 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 7603 San Dario Avenue, Laredo, Texas
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 14, 2004).

     10.9 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

     10.10 Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30,
     2005).

     10.11 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
     2005).

     10.12 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14,
     2006).

     10.13 Net Lease Agreement dated September 21,  2006  between the  Partnership,  AEI  Income & Growth  Fund  XXII  Limited
     Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

     10.14 Purchase Agreement dated August 6, 2007 between the Partnership and Champps Operating Corporation relating to the Property at 11075 Interstate Highway 10 West, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2007).

     10.15 Assignment of Purchase Agreement dated January 15, 2008 between the Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 26 LLC and AEI Fund
     Management, Inc. relating to the Property at 4090 Commonwealth Avenue, Eau Claire, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 6,
     2008).

     10.16 Assignment and Assumption of Lease dated January 31, 2008 between the Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 26 LLC and Eau Claire Equity Fund Limited Partnership relating to the Property at 4090 Commonwealth Avenue, Eau Claire, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 6,
     2008).

     31.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 13.  EXHIBITS. (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  14,550   $ 13,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
      All Other Fees                              0          0
                                           --------    -------
          Total Fees                      $  14,550   $ 13,650
                                           ========    =======


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


                            AEI INCOME & GROWTH FUND XXI
                            Limited Partnership
                            By: AEI Fund Management XXI, Inc.
                                Its Managing General Partner


March 24, 2008              By:/s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/Robert P Johnson  President (Principal Executive  Officer)  March 24, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)