Form 10-Q
period 2008-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2008-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-29274


           AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


      State of Minnesota                   41-1789725
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                         (651) 227-7333
                 (Registrant's telephone number)

                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,473,421    $ 4,904,162

INVESTMENTS IN REAL ESTATE:
  Land                                             4,449,307      4,759,346
  Buildings and Equipment                         11,319,109      9,987,497
  Accumulated Depreciation                        (1,515,787)    (1,643,293)
                                                  -----------    -----------
                                                  14,252,629     13,103,550
  Real Estate Held for Sale                        2,359,552        159,557
                                                  -----------    -----------
      Net Investments in Real Estate              16,612,181     13,263,107
                                                  -----------    -----------
          Total Assets                           $18,085,602    $18,167,269
                                                  ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    20,410    $     4,976
  Distributions Payable                              410,869        381,193
  Unearned Rent                                       24,296         36,286
                                                  -----------    -----------
      Total Current Liabilities                      455,575        422,455
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    13,866         15,015
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                       17,616,161     17,729,799
                                                  -----------    -----------
      Total Partners' Capital                     17,630,027     17,744,814
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $18,085,602    $18,167,269
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2008           2007

RENTAL INCOME                                     $   307,004    $   256,253

EXPENSES:
   Partnership Administration - Affiliates             55,758         53,616
   Partnership Administration and Property
      Management - Unrelated Parties                   11,329         12,462
   Depreciation                                       103,578         85,071
                                                   -----------    -----------
        Total Expenses                                170,665        151,149
                                                   -----------    -----------

OPERATING INCOME                                      136,339        105,104

OTHER INCOME:
  Interest Income                                      20,991         18,443
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     157,330        123,547

Income from Discontinued Operations                   141,011        186,640
                                                   -----------    -----------
NET INCOME                                        $   298,341    $   310,187
                                                   ===========    ===========
NET INCOME ALLOCATED:
   General Partners                               $     2,983    $     3,102
   Limited Partners                                   295,358        307,085
                                                   -----------    -----------
                                                  $   298,341    $   310,187
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      6.84    $      5.36
  Discontinued Operations                                6.13           8.11
                                                   -----------    -----------
      Total                                       $     12.97    $     13.47
                                                   ===========    ===========
Weighted Average Units Outstanding                     22,779         22,802
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   298,341  $   310,187

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       118,021      115,828
     Gain on Sale of Real Estate                        (99,192)     (59,412)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        15,434      (35,839)
     Decrease in Unearned Rent                          (11,990)      (6,191)
                                                     -----------  -----------
        Total Adjustments                                22,273       14,386
                                                     -----------  -----------
        Net Cash Provided By
            Operating Activities                        320,614      324,573
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                       (3,626,652)           0
    Proceeds from Sale of Real Estate                   258,749      509,303
                                                     -----------  -----------
        Net Cash Provided By (Used For)
           Investing Activities                      (3,367,903)     509,303
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          29,676     (118,183)
   Distributions to Partners                           (413,128)    (409,087)
                                                     -----------  -----------
             Net Cash Used For
               Financing Activities                    (383,452)    (527,270)
                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             (3,430,741)     306,606

CASH AND CASH EQUIVALENTS, beginning of period        4,904,162    1,588,082
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,473,421  $ 1,894,688
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2006  $ 11,566  $17,388,339  $17,399,905    22,802.45

  Distributions               (4,091)    (404,996)    (409,087)

  Net Income                   3,102      307,085      310,187
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2007     $ 10,577  $17,290,428  $17,301,005    22,802.45
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2007  $ 15,015  $17,729,799  $17,744,814    22,779.11

  Distributions               (4,132)    (408,996)    (413,128)

  Net Income                   2,983      295,358      298,341
                             --------  -----------  -----------  -----------
BALANCE, March 31, 2008     $ 13,866  $17,616,161  $17,630,027    22,779.11
                             ========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund XXI Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,626,652. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

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

     On April 12, 2007, the Partnership sold 12.1042% of the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively.

     On January 15, 2008, the Partnership sold its remaining 13.4184% interest in the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $258,749, which resulted in a net gain of $99,192. The cost and related accumulated depreciation of the interest sold was $182,253 and $22,696, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $159,557.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Laredo, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,880,000, which will result in a net gain of approximately $520,400. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,359,552.

     During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $95,960 and $42,482 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.17 and $1.84 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2008         2007

     Rental Income                          $  56,262   $ 159,201
     Property Management Expenses                   0      (1,216)
     Depreciation                             (14,443)    (30,757)
     Gain on Disposal of Real Estate           99,192      59,412
                                             ---------   ---------
       Income from Discontinued Operations  $ 141,011   $ 186,640
                                             =========   =========

(7)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $307,004 and $256,253, respectively. In 2008, rental income increased due to additional rent received from one property acquisition in 2008 and rent increases on three properties.

        For the three months ended March 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $55,758 and $53,616, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,329 and $12,462, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2008 and 2007, the Partnership recognized interest income of $20,991 and $18,443, respectively. In 2008, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $141,011, representing rental income less depreciation of $41,819 and gain on disposal of real estate of $99,192. For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $186,640, representing rental income less property management expenses and depreciation of $127,228 and gain on disposal of real estate of $59,412.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On April 12, 2007, the Partnership sold 12.1042% of the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $236,188, which resulted in a net gain of $92,257. The cost and related accumulated depreciation of the interest sold was $164,404 and $20,473, respectively.

        On January 15, 2008, the Partnership sold its remaining 13.4184% interest in the KinderCare daycare center in Kimberly, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $258,749, which resulted in a net gain of $99,192. The cost and related accumulated depreciation of the interest sold was $182,253 and $22,696, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $159,557.

        On August 30, 2007, the Partnership sold the Champps Americana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $3,143,523, which resulted in a net gain of $1,018,624. At the time of sale, the cost and related accumulated depreciation was $2,833,357 and $708,458, respectively.

        In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Laredo, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,880,000, which will result in a net gain of approximately $520,400. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,359,552.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Partnership's cash balances decreased $3,430,741 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2007, the Partnership's cash balances increased $306,606 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $324,573 in 2007 to $320,614 in 2008 as a result of a decrease in total rental and interest income in 2008, which was partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in Partnership administration and property management expenses in 2008.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $258,749 and $509,303, respectively. During the three months ended March 31, 2008, the Partnership expended $3,626,652 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,626,652. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC
and   AEI  Income  &  Growth  Fund  26  LLC,  affiliates  of  the
Partnership.

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

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $413,128 and $409,087, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $408,996 and $404,996 and the General Partners received distributions of $4,132 and $4,091 for the periods, respectively.

        During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $95,960 and $42,482 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.17 and $1.84 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

    10.1  Purchase  Agreement dated March  3,  2008  between  the
    Partnership and Healthfirst Real Estate III LP relating to the Property at 7603 San Dario Avenue, Laredo, Texas.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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