Form 10-Q
period 2008-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2008-08-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (orfor such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes    No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                  2008          2007
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 4,251,497    $ 4,904,162

INVESTMENTS IN REAL ESTATE:
  Land                                         4,194,799      4,759,346
  Buildings and Equipment                     10,058,277      9,987,497
  Accumulated Depreciation                    (1,323,496)    (1,643,293)
                                              -----------    -----------
                                              12,929,580     13,103,550
  Real Estate Held for Sale                    1,212,625        159,557
                                              -----------    -----------
      Net Investments in Real Estate          14,142,205     13,263,107
                                              -----------    -----------
          Total Assets                       $18,393,702    $18,167,269
                                              ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    30,819    $     4,976
  Distributions Payable                          529,053        381,193
  Unearned Rent                                   24,481         36,286
                                              -----------    -----------
      Total Current Liabilities                  584,353        422,455
                                              -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                15,661         15,015
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,779 Units outstanding                17,793,688     17,729,799
                                              -----------    -----------
    Total Partners' Capital                   17,809,349     17,744,814
                                              -----------    -----------
     Total Liabilities and Partners' Capital $18,393,702    $18,167,269
                                              ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                             Three Months Ended        Six Months Ended
                            6/30/08      6/30/07      6/30/08     6/30/07

RENTAL INCOME             $   287,732  $   220,234   $   555,105  $   440,458

EXPENSES:
   Partnership Administration -
     Affiliates                57,088       56,611       112,846      110,227
   Partnership Administration
     and Property Management -
     Unrelated Parties         15,198       11,392        26,127       23,854
   Depreciation               100,235       72,444       191,186      144,888
                           -----------  -----------   -----------  -----------
        Total Expenses        172,521      140,447       330,159      278,969
                           -----------  -----------   -----------  -----------

OPERATING INCOME              115,211       79,787       224,946      161,489

OTHER INCOME:
   Interest Income             12,275       24,014        33,266       42,457
                           -----------  -----------   -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                 127,486      103,801       258,212      203,946

Income from Discontinued
  Operations                  583,147      233,959       750,762      444,001
                           -----------  -----------   -----------  -----------
NET INCOME                $   710,633  $   337,760   $ 1,008,974  $   647,947
                           ===========  ===========   ===========  ===========
NET INCOME ALLOCATED:
   General Partners       $     7,107  $     3,377   $    10,090  $     6,479
   Limited Partners           703,526      334,383       998,884      641,468
                           -----------  -----------   -----------  -----------
                          $   710,633  $   337,760   $ 1,008,974  $   647,947
                           ===========  ===========   ===========  ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations  $      5.54  $      4.51   $     11.22  $      8.85
   Discontinued Operations      25.34        10.15         32.63        19.28
                           -----------  -----------   -----------  -----------
        Total             $     30.88  $     14.66   $     43.85  $     28.13
                           ===========  ===========   ===========  ===========
Weighted Average Units
  Outstanding                  22,779       22,802        22,779       22,802
                           ===========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                     2008            2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $ 1,008,974     $   647,947

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                    230,883         231,656
     Gain on Sale of Real Estate                    (635,909)       (151,669)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     25,843         (43,834)
     Increase (Decrease) in Unearned Rent            (11,805)         19,626
                                                  -----------     -----------
        Total Adjustments                           (390,988)         55,779
                                                  -----------     -----------
        Net Cash Provided By
           Operating Activities                      617,986         703,726
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (3,629,090)              0
   Proceeds from Sale of Real Estate               3,155,018         745,491
                                                  -----------     -----------
        Net Cash Provided By (Used For)
           Investing Activities                     (474,072)        745,491
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      147,860         (47,475)
   Distributions to Partners                        (944,439)       (888,881)
                                                  -----------     -----------
        Net Cash Used For
           Financing Activities                     (796,579)       (936,356)
                                                  -----------     -----------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (652,665)        512,861

CASH AND CASH EQUIVALENTS, beginning of period     4,904,162       1,588,082
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,251,497     $ 2,100,943
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 11,566   $17,388,339  $17,399,905   22,802.45

  Distributions               (8,889)     (879,992)    (888,881)

  Net Income                   6,479       641,468      647,947
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2007      $  9,156   $17,149,815  $17,158,971   22,802.45
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2007  $ 15,015   $17,729,799  $17,744,814   22,779.11

  Distributions               (9,444)     (934,995)    (944,439)

  Net Income                  10,090       998,884    1,008,974
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2008      $ 15,661   $17,793,688  $17,809,349   22,779.11
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,629,090. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Laredo, Texas to an unrelated third party. On May 15, 2008, the sale closed with the Partnership receiving net proceeds of $2,896,269, which resulted in a net gain of $536,717. At the time of sale, the cost and related accumulated depreciation was $2,605,079 and $245,527, respectively.

     The Partnership is attempting to sell the KinderCare daycare center in Ballwin, Missouri. At June 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,212,625.

     During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $340,491 and $160,946 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.80 and $6.98 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                  Three Months Ended      Six Months Ended
                                 6/30/08     6/30/07    6/30/08     6/30/07

 Rental Income                 $  66,508   $ 186,231   $ 162,401   $ 381,461
 Property Management Expenses     (7,451)     (1,145)     (7,851)     (2,361)
 Depreciation                    (12,627)    (43,384)    (39,697)    (86,768)
 Gain on Disposal of Real Estate 536,717      92,257     635,909     151,669
                                ---------   ---------   ---------   ---------
 Income from Discontinued
   Operations                  $ 583,147   $ 233,959   $ 750,762   $ 444,001
                                =========   =========   =========   =========

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $555,105 and $440,458, respectively. In 2008, rental income increased due to additional rent received from one property acquisition in 2008 and rent increases on two properties.

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership incurred Partnership administration expenses from affiliated parties of $112,846 and $110,227, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,127 and $23,854, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2008 and 2007, the Partnership recognized interest income of $33,266 and $42,457, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $750,762, representing rental income less property management expenses and depreciation of $114,853 and gain on disposal of real estate of $635,909. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $444,001, representing rental income less property management expenses and depreciation of $292,332 and gain on disposal of real estate of $151,669.

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

        In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Laredo, Texas to an unrelated third party. On May 15, 2008, the sale closed with the Partnership receiving net proceeds of $2,896,269, which resulted in a net gain of $536,717. At the time of sale, the cost and related accumulated depreciation was $2,605,079 and $245,527, respectively.

        The Partnership is attempting to sell the KinderCare daycare center in Ballwin, Missouri. At June 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,212,625.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2008, the Partnership's cash balances decreased $652,665 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2007, the Partnership's cash balances increased $512,861 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $703,726 in 2007 to $617,986 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $3,155,018 and $745,491, respectively. During the six months ended June 30, 2008, the Partnership expended $3,629,090 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,629,090. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC
and   AEI  Income  &  Growth  Fund  26  LLC,  affiliates  of  the
Partnership.

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

        For the six months ended June 30, 2008 and 2007, the Partnership declared distributions of $944,439 and $888,881, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $934,995 and $879,992 and the General Partners received distributions of $9,444 and $8,889 for the periods, respectively. In June 2007, the Partnership declared a special distribution of net sale proceeds of $70,707. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively, which resulted in higher distributions in 2008 and a higher distribution payable at June 30, 2008.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $340,491 and $160,946 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.80 and $6.98 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 4T.CONTROLS AND PROCEDURES. (Continued)

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

ITEM 1A.    RISK FACTORS.

       Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

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


Dated:  August 8, 2008        AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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