Form 10-Q
period 2008-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2008-11-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December  31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

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

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,001,754    $ 4,904,162

INVESTMENTS IN REAL ESTATE:
  Land                                             4,194,799      4,759,346
  Buildings and Equipment                         10,058,277      9,987,497
  Accumulated Depreciation                        (1,423,719)    (1,643,293)
                                                  -----------    -----------
                                                  12,829,357     13,103,550
  Real Estate Held for Sale                        1,212,625        159,557
                                                  -----------    -----------
      Net Investments in Real Estate              14,041,982     13,263,107
                                                  -----------    -----------
          Total Assets                           $18,043,736    $18,167,269
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    12,551    $     4,976
  Distributions Payable                              352,283        381,193
  Unearned Rent                                       36,420         36,286
                                                  -----------    -----------
      Total Current Liabilities                      401,254        422,455
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    13,992         15,015
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,779 Units outstanding                      17,628,490     17,729,799
                                                  -----------    -----------
      Total Partners' Capital                     17,642,482     17,744,814
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $18,043,736    $18,167,269
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended      Nine Months Ended
                                9/30/08      9/30/07    9/30/08     9/30/07

RENTAL INCOME                $  289,632    $  223,256  $  844,737  $  663,712

EXPENSES:
   Partnership Administration -
     Affiliates                  54,963        56,327     167,809     166,554
   Partnership Administration
     and Property Management -
     Unrelated Parties            5,067         3,259      31,194      27,113
   Depreciation                 100,223        72,444     291,409     217,332
                              ----------    ----------  ----------  ----------
        Total Expenses          160,253       132,030     490,412     410,999
                              ----------    ----------  ----------  ----------

OPERATING INCOME                129,379        91,226     354,325     252,713

OTHER INCOME:
   Interest Income               19,067        35,938      52,333      78,395
                              ----------    ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   148,446       127,164     406,658     331,108

Income from Discontinued
  Operations                     39,230     1,137,478     789,992   1,581,481
                              ----------    ----------  ----------  ----------
NET INCOME                   $  187,676    $1,264,642  $1,196,650  $1,912,589
                              ==========    ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $    1,877    $   12,647  $   11,967  $   19,126
   Limited Partners             185,799     1,251,995   1,184,683   1,893,463
                              ----------    ----------  ----------  ----------
                             $  187,676    $1,264,642  $1,196,650  $1,912,589
                              ==========    ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $     6.45    $     5.52  $    17.67  $    14.38
   Discontinued Operations         1.71         49.39       34.34       68.66
                              ----------    ----------  ----------  ----------
        Total                $     8.16    $    54.91  $    52.01  $    83.04
                              ==========    ==========  ==========  ==========
Weighted Average Units
  Outstanding                    22,779        22,802      22,779      22,802
                              ==========    ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2008           2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $ 1,196,650    $ 1,912,589

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    331,106        342,047
     Gain on Sale of Real Estate                    (635,909)    (1,170,293)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      7,575        (46,155)
     Increase in Unearned Rent                           134          1,045
                                                  -----------    -----------
        Total Adjustments                           (297,094)      (873,356)
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                      899,556      1,039,233
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (3,629,090)             0
   Proceeds from Sale of Real Estate               3,155,018      3,889,014
                                                  -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                     (474,072)     3,889,014
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (28,910)       (25,455)
   Distributions to Partners                      (1,298,982)    (1,390,696)
                                                  -----------    -----------
        Net Cash Used For
           Financing Activities                   (1,327,892)    (1,416,151)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (902,408)     3,512,096

CASH AND CASH EQUIVALENTS, beginning of period     4,904,162      1,588,082
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,001,754    $ 5,100,178
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2006  $ 11,566   $17,388,339   $17,399,905   22,802.45

  Distributions              (13,907)   (1,376,789)   (1,390,696)

  Net Income                  19,126     1,893,463     1,912,589
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2007 $ 16,785   $17,905,013   $17,921,798   22,802.45
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2007  $ 15,015   $17,729,799   $17,744,814   22,779.11

  Distributions              (12,990)   (1,285,992)   (1,298,982)

  Net Income                  11,967     1,184,683     1,196,650
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2008 $ 13,992   $17,628,490   $17,642,482   22,779.11
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,629,090. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

     Subsequent to September 30, 2008, the Partnership purchased a 55% interest in a Fresenius Medical Center in Shreveport, Louisiana for approximately $1,340,000. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $102,520 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

     Subsequent to September 30, 2008, the Partnership issued a commitment to purchase a 63% interest in a parcel of land in Rapid City, South Dakota for approximately $598,500. Simultaneous with the purchase of the land, the Partnership will enter into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The purchase price, including the cost of the land, will be approximately $1,915,000. The remaining interest in the property will be purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from the day the land is purchased to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.


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

     The Partnership is attempting to sell the KinderCare daycare center in Ballwin, Missouri. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,212,625.

     During  the  first  nine  months  of  2008  and  2007,   the
     Partnership distributed net sale proceeds of $407,134 and $306,354 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $17.70 and $13.29 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended      Nine Months Ended
                                9/30/08      9/30/07    9/30/08     9/30/07

 Rental Income                 $ 39,631   $  157,895   $ 202,032   $  539,358
 Property Management Expenses      (401)      (1,094)     (8,252)      (3,455)
 Depreciation                         0      (37,947)    (39,697)    (124,715)
 Gain on Disposal of Real Estate      0    1,018,624     635,909    1,170,293
                                --------   ----------   ---------   ----------
  Income from Discontinued
    Operations                 $ 39,230   $1,137,478   $ 789,992   $1,581,481
                                ========   ==========   =========   ==========

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

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $844,737 and $663,712, respectively. In 2008, rental income increased due to additional rent received from one property acquisition in 2008 and rent increases on three properties.

       For the nine months ended September 30, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $167,809 and $166,554, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,194 and $27,113, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized interest income of $52,333 and $78,395, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $789,992, representing rental income less property management expenses and depreciation of $154,083 and gain on disposal of real estate of $635,909. For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $1,581,481, representing rental income less property management expenses and depreciation of $411,188 and gain on disposal of real estate of $1,170,293.


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

        The Partnership is attempting to sell the KinderCare daycare center in Ballwin, Missouri. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,212,625.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Partnership's cash balances decreased $902,408 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2007, the Partnership's cash balances increased $3,512,096 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,039,233 in 2007 to $899,556 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $3,155,018 and $3,889,014, respectively. During the nine months ended September 30, 2008, the Partnership expended $3,629,090 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,629,090. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.

         Subsequent to September 30, 2008, the Partnership purchased a 55% interest in a Fresenius Medical Center in Shreveport, Louisiana for approximately $1,340,000. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $102,520 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

       Subsequent to September 30, 2008, the Partnership issued a commitment to purchase a 63% interest in a parcel of land in Rapid City, South Dakota for approximately $598,500. Simultaneous with the purchase of the land, the Partnership will enter into a Development Financing Agreement under which the
Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The purchase price, including the cost of the land, will be approximately $1,915,000. The remaining interest in the property will be purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from the day the land is purchased to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $1,298,982 and $1,390,696, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,285,992 and $1,376,789 and the General Partners received distributions of $12,990 and $13,907 for the periods, respectively. In 2008, distributions were lower due to a decrease in the regular distribution rate per Unit, effective January 1, 2008. In June and September 2007, the Partnership declared special distributions of net sale proceeds of $70,707 and $118,182, respectively. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively.

        During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $407,134 and $306,354 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $17.70 and $13.29 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 2008, the Partnership did not redeem any Units from the Limited Partners. During 2007, two Limited Partners redeemed a total of 23.34 Partnership Units for $9,445 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 58 Limited Partners redeemed 1,197.55 Partnership Units for $949,024. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $96 in 2007.

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


Dated:  November 7, 2008      AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner


                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)


                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)