Form 10-K
period 2008-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2009-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer           Accelerated filer
   Non-accelerated  filer            Smaller  reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes     No [X]

As of June 30, 2008, there were 22,779.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,779,113.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased ten properties including partial interests in seven properties, at a total cost of $19,686,525. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under net leases.

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

ITEM 1.   BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store and the Fresenius Medical Center, which had remaining primary terms of 10 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

         As of December 31, 2005, the Partnership owned a significant interest in eleven properties and a minor interest in three properties with a total original cost of $19,103,659, including acquisition expenses. During the years ended December 31, 2006, 2007 and 2008, the Partnership sold four property interests and received net sale proceeds of $3,049,973, $3,889,014 and $3,330,150, which resulted in net gains of $819,029, $1,170,293 and $716,856, respectively. During the last three years, the Partnership purchased additional property with property sales proceeds. One property was purchased in 2006 for $1,682,887 and three properties were purchased in 2008 for $5,672,315. As of December 31, 2008, the Partnership owned a significant interest in eleven properties and a minor interest in three properties with a total original cost of $17,696,193, including acquisition expenses. As of December 31, 2008, one of these properties was under construction and the Partnership had a commitment to expend an additional $1,266,000 to complete the building.

Major Tenants

        During 2008, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of total rental revenue in 2008. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2009 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                          Total Property                Annual
                Purchase   Acquisition                  Lease     Annual Rent
Property          Date       Costs      Tenant          Payment   Per Sq. Ft.

Arby's Restaurant
 Montgomery, AL                        RTM Gulf
 (2.6811%)      5/31/95  $   23,049   Coast, LLC        $  2,886    $36.31

Champps
 Americana Restaurant                   Champps
 Livonia, MI                           Operating
 (.1534%)       5/19/98  $    6,366   Corporation       $    806    $57.41

Tumbleweed Restaurant                 Tumbleweed,
 Fort Wayne, IN 9/11/00  $1,334,315       Inc.          $155,387    $26.18

Johnny Carino's
 Restaurant
 Austin, TX                         Kona Restaurant
 (1.1839%)      9/26/01  $   27,083   Group, Inc.       $  2,214    $28.94

KinderCare                            KinderCare
 Daycare Center                       Learning
 Andover, MN    6/14/02  $1,264,207  Centers, Inc.      $132,224    $15.33

KinderCare
 Daycare Center                       KinderCare
 Ballwin, MO                           Learning
 (92.233%)      6/14/02  $1,399,892  Centers, Inc.      $146,211    $19.01

Winn-Dixie Store
 Panama City, FL                    Winn-Dixie Stores
 (20.4025%)     9/19/03  $  945,665  Leasing, LLC       $ 76,305    $ 7.23

Jared Jewelry Store
 Hanover, MD                        Sterling Jewelers
 (50%)           2/9/04  $1,989,135       Inc.          $168,551    $58.04

Jared Jewelry Store
 Auburn Hills, MI                   Sterling Jewelers
 (40%)          1/14/05  $1,466,048        Inc.         $102,520    $44.50

CarMax Auto Superstore
 Lithia Springs, GA                     CarMax Auto
 (20%)          3/18/05  $1,885,231  Superstores, Inc.  $146,286    $38.01

Applebee's Restaurant
 Johnstown, PA
 (62%)          9/21/06  $1,682,887  B.T. Woodlipp, Inc.$121,340    $37.68


ITEM 2.   PROPERTIES.  (Continued)

                          Total Property                Annual
                Purchase   Acquisition                  Lease     Annual Rent
Property          Date       Costs      Tenant          Payment   Per Sq. Ft.

Best Buy Store
 Eau Claire, WI                         Best Buy
 (54%)          1/31/08  $3,637,706   Stores, L.P.      $256,001    $10.01

Fresenius Medical Center               Bio-Medical
 Shreveport, LA                      Applications of
 (55%)          10/2/08  $1,360,617  Louisiana, LLC     $102,520    $21.93

Tractor Supply Company Store
 Rapid City, SD
 (63%)                                Tractor Supply
 (land only)(1)11/21/08  $  601,028    Company            (1)

(1)  Store was under construction as of December 31, 2008.   Rent
payments will commence when construction is complete and the store opens for business, which is expected to be in May 2009.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Hanover, Maryland is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund 25 LLC. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC. The remaining interest in the Fresenius Medical Center is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund 27 LLC. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan, the Johnny Carino's restaurant in Austin, Texas and the KinderCare daycare center in Ballwin, Missouri are owned by unrelated third parties.

        The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

ITEM 2.   PROPERTIES.  (Continued)

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store and the Fresenius Medical Center, which had remaining primary terms of 10 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 1,245 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $16,535 and $17,743 were made to the General Partners and $1,636,989 and $1,756,590 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $479,262 and $379,986 in 2008 and 2007, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2008, the Partnership did not purchase any Units.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

        For the years ended December 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $1,084,916 and $811,445, respectively. In 2008, rental income increased due to additional rent received from two property acquisitions in 2008 and rent increases on three properties.

        For the years ended December 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $251,277 and $218,000, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. These expenses were higher in 2008, when compared to 2007, mainly due to additional expenses related to property sale activities in the second half of 2008. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,872 and $32,894, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For  the  years  ended December 31, 2008  and  2007,  the
Partnership  recognized interest income of $65,629 and  $129,856,
respectively.   Interest  income decreased  due  to  lower  money
market interest rates in 2008, when compared to 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $953,842, representing rental income less property management expenses and depreciation of $236,986 and gain on disposal of real estate of $716,856. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $1,697,808, representing rental income less property management expenses and depreciation of $527,515 and gain on disposal of real estate of $1,170,293.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,118,440.

        The  Partnership  is  attempting  to  sell  its  20.4025%
interest  in  the Winn-Dixie store in Panama City,  Florida.   At
December  31,  2008, the property was classified as  Real  Estate
Held for Sale with a book value of $785,099.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2008, the Partnership's cash balances decreased $2,835,869 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2007, the Partnership's cash balances increased $3,316,080 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,354,412 in 2007 to $1,188,730 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $3,330,150 and $3,889,014, respectively. During the year ended December 31, 2008, the Partnership expended $5,672,315 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,637,706. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC, affiliates of the Partnership.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On October 2, 2008, the Partnership purchased a 55% interest in a Fresenius Medical Center in Shreveport, Louisiana for $1,360,617. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $102,520 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

        On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $601,028, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through December 31, 2008, the Partnership had advanced $72,964 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

        The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from
November 21, 2008 to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $1,653,524 and $1,774,333, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,636,989 and $1,756,590 and the General Partners received distributions of $16,535 and $17,743 for the years, respectively. In 2008, distributions were lower due to a decrease in the regular distribution rate per Unit, effective January 1, 2008. In June and September 2007, the Partnership declared special distributions of net sale proceeds of $70,707 and $118,182, respectively. In March and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively.

       During 2008 and 2007, the Partnership distributed net sale proceeds of $484,103 and $383,824 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $21.05 and $16.66 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Partnership will likely complete fewer property sales, if any, than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                          /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                        2008         2007
CURRENT ASSETS:
  Cash                                             $ 2,068,293   $ 4,904,162
  Receivables                                            5,032             0
                                                    -----------   -----------
      Total Current Assets                           2,073,325     4,904,162
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,712,813     4,759,346
  Buildings and Equipment                           10,564,859     9,987,497
  Construction in Progress                              72,964             0
  Accumulated Depreciation                          (1,376,198)   (1,643,293)
                                                    -----------   -----------
                                                    13,974,438    13,103,550
  Real Estate Held for Sale                          1,903,539       159,557
                                                    -----------   -----------
      Net Investments in Real Estate                15,877,977    13,263,107
                                                    -----------   -----------
           Total  Assets                           $17,951,302   $18,167,269
                                                    ===========   ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    43,300   $     4,976
  Distributions Payable                                352,283       381,193
  Unearned Rent                                         22,302        36,286
                                                    -----------   -----------
      Total Current Liabilities                        417,885       422,455
                                                    -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                      12,901        15,015
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                         17,520,516    17,729,799
                                                    -----------   -----------
      Total Partners' Capital                       17,533,417    17,744,814
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $17,951,302   $18,167,269
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008         2007

RENTAL INCOME                                      $ 1,084,916   $   811,445

EXPENSES:
  Partnership Administration - Affiliates              251,277       218,000
  Partnership Administration and Property
     Management - Unrelated Parties                     36,872        32,894
  Depreciation                                         374,111       259,432
                                                    -----------   -----------
      Total Expenses                                   662,260       510,326
                                                    -----------   -----------

OPERATING INCOME                                       422,656       301,119

OTHER INCOME:
  Interest Income                                       65,629       129,856
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      488,285       430,975

Income from Discontinued Operations                    953,842     1,697,808
                                                    -----------   -----------
NET INCOME                                         $ 1,442,127   $ 2,128,783
                                                    ===========   ===========
NET INCOME ALLOCATED:
  General Partner                                  $    14,421   $    21,288
  Limited Partners                                   1,427,706     2,107,495
                                                    -----------   -----------
                                                   $ 1,442,127   $ 2,128,783
                                                    ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                            $     21.22   $     18.72
  Discontinued Operations                                41.46         73.73
                                                    -----------   -----------
       Total                                       $     62.68   $     92.45
                                                    ===========   ===========
Weighted Average Units Outstanding                      22,779        22,797
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,442,127   $ 2,128,783

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      444,151       441,559
     Gain on Sale of Real Estate                      (716,856)   (1,170,293)
     Increase in Receivables                            (5,032)            0
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                      38,324       (57,151)
     Increase (Decrease) in Unearned Rent              (13,984)       11,514
                                                    -----------   -----------
       Total Adjustments                              (253,397)     (774,371)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,188,730     1,354,412
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (5,672,315)            0
  Proceeds from Sale of Real Estate                  3,330,150     3,889,014
                                                    -----------   -----------
       Net Cash Provided By (Used For)
         Investing Activities                       (2,342,165)    3,889,014
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (1,682,434)   (1,917,805)
  Redemption Payments                                        0        (9,541)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,682,434)   (1,927,346)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                     (2,835,869)    3,316,080

CASH, beginning of year                              4,904,162     1,588,082
                                                    -----------   -----------
CASH, end of year                                  $ 2,068,293   $ 4,904,162
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partner    Partners    Total       Outstanding


BALANCE, December 31, 2006 $ 11,566   $17,388,339  $17,399,905   22,802.45

   Distributions Declared   (17,743)   (1,756,590)  (1,774,333)

  Redemption Payments           (96)       (9,445)      (9,541)     (23.34)

  Net Income                 21,288     2,107,495    2,128,783
                            --------   -----------  -----------  ----------
BALANCE, December 31, 2007   15,015    17,729,799   17,744,814   22,779.11

   Distributions Declared   (16,535)   (1,636,989)  (1,653,524)

  Net Income                 14,421     1,427,706    1,442,127
                            --------   -----------  -----------  ----------
BALANCE, December 31, 2008 $ 12,901   $17,520,516  $17,533,417   22,779.11
                            ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Partnership has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the
       Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Winn-Dixie store (20.4025% - AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store in Hanover, Maryland (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% - AEI Income & Growth Fund 25 LLC); CarMax auto superstore (20% - AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant (62% - AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (54% - AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (55% - AEI Income & Growth Fund 24 LLC); and Tractor Supply Company store (63% - AEI Income & Growth Fund 27 LLC).

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                          2008        2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $ 251,277   $ 218,000
                                                         ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit  costs,  taxes, insurance and other
  property  costs.                                      $  47,516   $  38,854
                                                         ========    ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $  91,948   $       0
                                                         ========    ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $  63,918   $  38,867
                                                         ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Company is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store and the Fresenius Medical Center, which had remaining primary terms of 10 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The Tumbleweed restaurant was constructed and acquired in 2000. The Johnny Carino's restaurant in Austin, Texas was constructed and acquired in 2001. The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002. The KinderCare daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Applebee's restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006. The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008. The Fresenius Medical Center was constructed and acquired in 2008. The land for the Tractor Supply Company store was acquired in 2008 and construction of the store will be completed in 2009. There have been no costs capitalized as improvements subsequent to the acquisitions.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2008  are   as
     follows:
                                           Buildings and          Accumulated
Property                           Land      Equipment      Total Depreciation

Arby's, Montgomery, AL       $   10,033  $    13,016  $    23,049  $    7,074
Champps Americana, Livonia, MI    1,753        4,613        6,366       2,053
Tumbleweed, Fort Wayne, IN      562,078      772,237    1,334,315     280,112
Johnny Carino's, Austin, TX      13,771       13,312       27,083       3,931
KinderCare, Andover, MN         179,755    1,084,452    1,264,207     283,764
Jared Jewelry, Hanover, MD      861,065    1,128,070    1,989,135     219,974
Jared Jewelry, Auburn Hills, MI 280,993    1,185,055    1,466,048     187,633
CarMax, Lithia Springs, GA      815,180    1,070,051    1,885,231     162,291
Applebee's, Johnstown, PA       431,754    1,251,133    1,682,887     114,687
Best Buy, Eau Claire, WI        853,357    2,784,349    3,637,706     102,093
Fresenius Medical Center,
 Shreveport, LA                 102,046    1,258,571    1,360,617      12,586
Tractor Supply,
 Rapid City, SD                 601,028            0      601,028           0
                              ----------  -----------  -----------  ----------
                             $4,712,813  $10,564,859  $15,277,672  $1,376,198
                              ==========  ===========  ===========  ==========


     On January 31, 2008, the Partnership purchased a 54% interest in a Best Buy store in Eau Claire, Wisconsin for $3,637,706. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10 years and initial annual rent of $256,001 for the interest purchased.

     On October 2, 2008, the Partnership purchased a 55% interest in a Fresenius Medical Center in Shreveport, Louisiana for $1,360,617. The property is leased to Bio-Medical Applications of Louisiana, LLC, a subsidiary of Fresenius Medical Care Holdings, Inc., under a Lease Agreement with a remaining primary term of 9.8 years and initial annual rent of $102,520 for the interest purchased.

     On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $601,028, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through December 31, 2008, the Partnership had advanced $72,964 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant will commence paying rent on the day the store opens for business, which is expected to be in May 2009. Pursuant to the development agreement, for the period from November 21, 2008 to the day that the tenant commences paying rent, Brad and Dad, LLC will pay the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama, a .1534% interest in a Champps restaurant in Livonia, Michigan and a 1.1839% interest in a Johnny Carino's restaurant in Austin, Texas. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $ 1,495,992
                       2010             1,565,384
                       2011             1,573,117
                       2012             1,591,498
                       2013             1,608,854
                       Thereafter       9,534,473
                                       -----------
                                      $17,369,318
                                       ===========

     There were no contingent rents recognized in 2008 and 2007.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry       2008         2007

     KinderCare Learning Centers, Inc. Child Care   $  291,167   $  300,103
     Sterling Jewelers Inc.            Retail          271,071      271,071
     Best Buy Stores, L.P.             Retail          235,335          N/A
     Tumbleweed, Inc.                  Restaurant      153,102          N/A
     CarMax Auto Superstores, Inc.     Retail          140,446          N/A
     Champps Americana Group           Restaurant          N/A      239,909
     Kona Restaurant Group, Inc.       Restaurant          N/A      223,745
                                                     ----------   ----------
     Aggregate rent revenue of major tenants        $1,091,121   $1,034,828
                                                     ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     78%         68%
                                                     ==========   ==========

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations - (Continued)

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

     On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,118,440.

     The  Partnership is attempting to sell its 20.4025% interest
     in  the  Winn-Dixie  store  in  Panama  City,  Florida.   At
     December  31,  2008,  the property was  classified  as  Real
     Estate Held for Sale with a book value of $785,099.

     During 2008 and 2007, the Partnership distributed net sale proceeds of $484,103 and $383,824 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $21.05 and $16.66 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                      2008       2007

     Rental Income                               $  317,670   $  715,602
     Property Management Expenses                   (10,644)      (5,960)
     Depreciation                                   (70,040)    (182,127)
     Gain on Disposal of Real Estate                716,856    1,170,293
                                                  ----------   ----------
           Income  from Discontinued Operations  $  953,842   $1,697,808
                                                  ==========   ==========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2008  and  2007,  the
     Partnership declared distributions of $1,653,524 and $1,774,333, respectively. The Limited Partners received distributions of $1,636,989 and $1,756,590 and the General Partners received distributions of $16,535 and $17,743 for the years, respectively. The Limited Partners' distributions represent $71.86 and $77.05 per Limited Partnership Unit outstanding using 22,779 and 22,797 weighted average Units in 2008 and 2007, respectively. The distributions represent $62.68 and $77.05 per Unit of Net Income and $9.18 and $-0- per Unit of return of capital in 2008 and 2007, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $479,262 and $379,986 in 2008 and 2007, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:


                                                         2008        2007

     Net  Income  for Financial Reporting Purposes   $1,442,127   $2,128,783

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes   117,939      135,571

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial Reporting Purposes        (13,984)      11,515

     Gain on Sale of Real Estate for Tax Purposes
       Under  Gain  for Financial Reporting Purposes    (88,802)    (250,183)
                                                      ----------   ----------
           Taxable Income to Partners                $1,457,280   $2,025,686
                                                      ==========   ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2008       2007

     Partners'Capital for Financial Reporting Purposes $17,533,417 $17,744,814

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     483,077     453,940

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes          22,302      36,286

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes      3,208,043   3,208,043
                                                        ----------  ----------
        Partners' Capital for Tax Reporting Purposes   $21,246,839 $21,443,083
                                                        ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2008, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                of Compensation           To December 31, 2008

AEI Securities, Inc. Selling Commissions equal to 8%         $2,400,000
                     of proceeds plus a 2% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other         $  877,000
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all           $  694,897
Affiliates           Acquisition Expenses.

General Partners and Reimbursement at Cost for all           $3,256,326
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties  and  all  other  transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners and Reimbursement at Cost for all expenses  $  999,851
Affiliates           related to the disposition of the Fund's
                     properties.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method       Inception (August 31, 1994)
Compensation                of Compensation           To December 31, 2008

General Partners     1% of Net Cash Flow in any fiscal       $  191,810
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any
                     remaining Net Cash Flow in such
                     fiscal year.

General Partners     1% of distributions of Net Proceeds     $   60,333
                     of Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed. 10% of distributions of
                     Net Proceeds  of  Sale thereafter.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $  16,100   $ 14,550
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  16,100   $ 14,550
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.  (Continued)

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


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 14.

       (a) (2)  Schedules are omitted because of the  absence  of conditions  under which they are required or  because
                the   required  information  is  presented   in   the
                financial statements or related notes.

       (a) (3)  The  Exhibits filed in response to  Item  601  of
                Regulation S-K are listed below.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.6 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

    10.7 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

    10.8 Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30,
    2005).

    10.9 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to
    Exhibit 10.28 of Form 10-KSB filed March 30, 2005).

    10.10 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14,
    2006).

    10.11 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

    10.12 Purchase Agreement dated August 6, 2007 between the Partnership and Champps Operating Corporation relating to the Property at 11075 Interstate Highway 10 West, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2007).

    10.13 Assignment of Purchase Agreement dated January 15, 2008 between the Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 26 LLC and AEI Fund
    Management, Inc. relating to the Property at 4090 Commonwealth Avenue, Eau Claire, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 6,
    2008).

    10.14 Assignment and Assumption of Lease dated January 31, 2008 between the Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 26 LLC and Eau Claire Equity Fund Limited Partnership relating to the Property at 4090 Commonwealth Avenue, Eau Claire, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 6, 2008).

    10.15 Purchase Agreement dated March 3, 2008 between the Partnership and Healthfirst Real Estate III LP relating to the Property at 7603 San Dario Avenue, Laredo, Texas (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 14, 2008).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AEI INCOME & GROWTH FUND XXI
                          Limited Partnership
                          By: AEI Fund Management XXI, Inc.
                              Its Managing General Partner


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                           Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 26, 2009
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)