Form 10-Q
period 2009-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2009-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes       No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Operations

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009          2008
CURRENT ASSETS:
  Cash                                          $ 1,659,818   $ 2,068,293
  Receivables                                         5,353         5,032
                                                 -----------   -----------
      Total Current Assets                        1,665,171     2,073,325
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,153,750     4,712,813
  Buildings and Equipment                         9,792,622    10,564,859
  Construction in Progress                          411,128        72,964
  Accumulated Depreciation                       (1,194,009)   (1,376,198)
                                                 -----------   -----------
                                                 13,163,491    13,974,438
  Real Estate Held for Sale                       2,553,539     1,903,539
                                                 -----------   -----------
      Net Investments in Real Estate             15,717,030    15,877,977
                                                 -----------   -----------
           Total  Assets                        $17,382,201   $17,951,302
                                                 ===========   ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    20,927   $    43,300
  Distributions Payable                             315,921       352,283
  Unearned Rent                                      32,001        22,302
                                                 -----------   -----------
      Total Current Liabilities                     368,849       417,885
                                                 -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                    7,700        12,901
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                      17,005,652    17,520,516
                                                 -----------   -----------
      Total Partners' Capital                    17,013,352    17,533,417
                                                 -----------   -----------
        Total Liabilities and Partners' Capital $17,382,201   $17,951,302
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31


      bbbbbbbbb                                      2009          2008

RENTAL INCOME                                   $   258,840   $   210,212

EXPENSES:
  Partnership Administration - Affiliates            58,584        55,758
  Partnership Administration and Property
     Management - Unrelated Parties                  12,265        10,847
  Depreciation                                       97,924        76,001
                                                 -----------   -----------
      Total Expenses                                168,773       142,606
                                                 -----------   -----------

OPERATING INCOME                                     90,067        67,606

OTHER INCOME:
  Interest Income                                    17,857        20,991
                                                 -----------   -----------

INCOME FROM CONTINUING OPERATIONS                   107,924        88,597

Income (Loss) from Discontinued Operations         (309,808)      209,744
                                                 -----------   -----------
NET INCOME (LOSS)                               $  (201,884)  $   298,341
                                                 ===========   ===========
NET INCOME (LOSS) ALLOCATED:
  General Partners                              $    (2,019)  $     2,983
  Limited Partners                                 (199,865)      295,358
                                                 -----------   -----------
                                                $  (201,884)  $   298,341
                                                 ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $      4.69   $      3.85
  Discontinued Operations                            (13.46)         9.12
                                                 -----------   -----------
       Total                                    $     (8.77)  $     12.97
                                                 ===========   ===========
Weighted Average Units Outstanding                    22,779       22,779
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $  (201,884)  $   298,341

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   105,287       118,021
     Real Estate Impairment                         396,839             0
     Gain on Sale of Real Estate                          0       (99,192)
     Increase in Receivables                           (321)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (22,373)       15,434
     Increase (Decrease) in Unearned Rent             9,699       (11,990)
                                                 -----------   -----------
       Total Adjustments                            489,131        22,273
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                     287,247       320,614
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (341,179)   (3,626,652)
  Proceeds from Sale of Real Estate                       0       258,749
                                                 -----------   -----------
       Net Cash Used For
           Investing Activities                    (341,179)   (3,367,903)
                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                   (354,543)     (383,452)
                                                 -----------   -----------

NET DECREASE IN CASH                               (408,475)   (3,430,741)

CASH, beginning of period                         2,068,293     4,904,162
                                                 -----------   -----------
CASH, end of period                             $ 1,659,818   $ 1,473,421
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                Partnership
                             General      Limited                  Units
                             Partners     Partners    Total     Outstanding


BALANCE, December 31, 2007  $ 15,015   $17,729,799  $17,744,814   22,779.11

  Distributions Declared      (4,132)     (408,996)    (413,128)

  Net Income                   2,983       295,358      298,341
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2008     $ 13,866   $17,616,161  $17,630,027   22,779.11
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $ 12,901   $17,520,516  $17,533,417   22,779.11

  Distributions Declared      (3,182)     (314,999)    (318,181)

  Net Loss                    (2,019)     (199,865)    (201,884)
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2009     $  7,700   $17,005,652  $17,013,352   22,779.11
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

     On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $604,043, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through March 31, 2009, the Partnership had advanced $411,128 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

     On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,118,440.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $785,099.

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Rents are current through March 2009. Tumbleweed closed the restaurant and has filed a motion with the bankruptcy court to reject the Lease for this property. If the court approves this motion, which is likely, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership is preparing to market the property for sale. Based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the book value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. The charge was recorded against the cost of the land and building. At March 31, 2009, the property was classified as Real Estate Held for Sale.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $17,938 and $95,960 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.78 and $4.17 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                      2009        2008

     Rental Income                                $  94,476   $ 153,054
     Property Management Expenses                       (82)       (482)
     Depreciation                                    (7,363)    (42,020)
     Real Estate Impairment                        (396,839)          0
     Gain on Disposal of Real Estate                      0      99,192
                                                   ---------   ---------
       Income (Loss) from Discontinued Operations $(309,808)  $ 209,744
                                                   =========   =========

(7)  Fair Value Measurements -

     Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008 for certain financial assets and liabilities and January 1, 2009 for certain nonfinancial assets and liabilities.

     Under  SFAS  157, fair value is defined as  the  price  that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Fair Value Measurements - (Continued)

     The  Partnership  had  no financial  assets  or  liabilities measured  at fair value on a recurring basis or nonrecurring
     basis    that   would   require   disclosure   under    this
     pronouncement.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") the Tumbleweed restaurant, with a carrying amount of $1,046,839 at March 31, 2009, was written down to its fair value of $650,000 after completing our SFAS 144 valuation analysis. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 3 inputs in the SFAS 157 valuation hierarchy. The resulting impairment charge in the first quarter of $396,839 was included in earnings for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Partnership tests long-
lived  assets  for  recoverability  when  events  or  changes  in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $258,840 and $210,212, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008 and a rent increase on one property.

        For the three months ended March 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $58,584 and $55,758, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,265 and $10,847, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2009 and 2008, the Partnership recognized interest income of $17,857 and $20,991, respectively. In 2009, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009, when compared to 2008. These decreases were partially offset by interest received on construction advances in 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009, the Partnership recognized a loss from discontinued operations of $309,808, representing a real estate impairment loss of $396,839, which was partially offset by rental income less property management expenses and depreciation of $87,031. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $209,744, representing rental income less property management expenses and depreciation of $110,552 and gain on disposal of real estate of $99,192.

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

        On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,118,440.

        The  Partnership  is  attempting  to  sell  its  20.4025%
interest  in  the Winn-Dixie store in Panama City,  Florida.   At
March 31, 2009, the property was classified as Real Estate Held for Sale with a book value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Rents are current through March 2009. Tumbleweed closed the restaurant and has filed a motion with the bankruptcy court to reject the Lease for this property. If the court approves this motion, which is likely, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership is preparing to market the property for sale. Based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the book value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. The charge was recorded against the cost of the land and building. At March 31, 2009, the property was classified as
Real Estate Held for Sale     .


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Partnership's cash balances decreased $408,475 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2008, the Partnership's cash balances decreased $3,430,741 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $320,614 in 2008 to $287,247 in 2009 as a result of a decrease in total rental and interest income in 2009, an increase in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Partnership generated cash flow from the sale of real estate of $258,749. During the three months ended March 31, 2009 and 2008, the Partnership expended $341,179 and $3,626,652, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $604,043, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through March 31, 2009, the Partnership had advanced $411,128 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $318,181 and $413,128, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $314,999 and $408,996 and the General Partners received distributions of $3,182 and $4,132 for the periods, respectively. In March 2008, the Partnership declared a special distribution of net sale proceeds of $58,586. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009, and the special distribution in March 2008.

        During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $17,938 and $95,960 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.78 and $4.17 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During 2009 and 2008, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Partnership will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 1. LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.


                   PART II - OTHER INFORMATION
                           (Continued)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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