Form 10-Q
period 2009-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2009-08-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                             [ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes [X] No



        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 1,430,034     $ 2,068,293
  Receivables                                       24,642           5,032
                                                -----------     -----------
      Total Current Assets                       1,454,676       2,073,325
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,142,603       4,712,813
  Buildings and Equipment                        9,779,310      10,564,859
  Construction in Progress                         601,701          72,964
  Accumulated Depreciation                      (1,287,739)     (1,376,198)
                                                -----------     -----------
                                                13,235,875      13,974,438
  Real Estate Held for Sale                      2,553,539       1,903,539
                                                -----------     -----------
      Net Investments in Real Estate            15,789,414      15,877,977
                                                -----------     -----------
           Total  Assets                       $17,244,090     $17,951,302
                                                ===========     ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    44,619     $    43,300
  Distributions Payable                            265,658         352,283
  Unearned Rent                                     31,813          22,302
                                                -----------     -----------
      Total Current Liabilities                    342,090         417,885
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   6,586          12,901
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                     16,895,414      17,520,516
                                                -----------     -----------
      Total Partners' Capital                   16,902,000      17,533,417
                                                -----------     -----------
       Total Liabilities and Partners' Capital $17,244,090     $17,951,302
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended        Six Months Ended
                               6/30/09      6/30/08     6/30/09      6/30/08

RENTAL INCOME                $  258,288    $  230,095  $  516,570  $  439,520

EXPENSES:
  Partnership Administration -
   Affiliates                    55,025        57,088     113,609     112,846
  Partnership Administration
   and Property Management -
   Unrelated Parties             10,628        14,307      22,893      25,154
  Depreciation                   97,792        85,153     195,584     161,022
                              ----------    ----------  ----------  ----------
      Total Expenses            163,445       156,548     332,086     299,022
                              ----------    ----------  ----------  ----------

OPERATING INCOME                 94,843        73,547     184,484     140,498

OTHER INCOME:
  Interest Income                21,797        12,275      39,654      33,266
                              ----------    ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   116,640        85,822     224,138     173,764

Income (Loss) from
 Discontinued Operations         37,666       624,811    (271,716)    835,210
                              ----------    ----------  ----------  ----------
NET INCOME (LOSS)            $  154,306    $  710,633  $  (47,578) $1,008,974
                              ==========    ==========  ==========  ==========
NET INCOME (LOSS) ALLOCATED:
  General Partners           $    1,543    $    7,107  $     (476) $   10,090
  Limited Partners              152,763       703,526     (47,102)    998,884
                              ----------    ----------  ----------  ----------
                             $  154,306    $  710,633  $  (47,578) $1,008,974
                              ==========    ==========  ==========  ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations      $     5.07    $     3.73  $     9.74  $     7.55
  Discontinued Operations          1.64         27.15      (11.81)      36.30
                              ----------    ----------  ----------  ----------
      Total                  $     6.71    $    30.88  $    (2.07) $    43.85
                              ==========    ==========  ==========  ==========
Weighted Average
 Units Outstanding               22,779        22,779      22,779      22,779
                              ==========    ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                   2009            2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                           $   (47,578)     $ 1,008,974

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                 203,168          230,883
     Real Estate Impairment                       396,839                0
     (Gain) Loss on Sale of Real Estate               210         (635,909)
     Increase in Receivables                      (19,610)               0
     Increase in Payable to
        AEI Fund Management, Inc.                   1,319           25,843
     Increase (Decrease) in Unearned Rent           9,511          (11,805)
                                               -----------      -----------
       Total Adjustments                          591,437         (390,988)
                                               -----------      -----------
       Net Cash Provided By
          Operating Activities                    543,859          617,986
                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (534,376)      (3,629,090)
  Proceeds from Sale of Real Estate                22,722        3,155,018
                                               -----------      -----------
       Net Cash Used For
          Investing Activities                   (511,654)        (474,072)
                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                 (670,464)        (796,579)
                                               -----------      -----------

NET DECREASE IN CASH                             (638,259)        (652,665)

CASH, beginning of period                       2,068,293        4,904,162
                                               -----------      -----------
CASH, end of period                           $ 1,430,034      $ 4,251,497
                                               ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 15,015    $17,729,799  $17,744,814   22,779.11

  Distributions Declared      (9,444)      (934,995)    (944,439)

  Net Income                  10,090        998,884    1,008,974
                             --------    -----------  -----------  ---------
BALANCE, June 30, 2008      $ 15,661    $17,793,688  $17,809,349   22,779.11
                             ========    ===========  ===========  =========


BALANCE, December 31, 2008  $ 12,901    $17,520,516  $17,533,417   22,779.11

  Distributions Declared      (5,839)      (578,000)    (583,839)

  Net Loss                      (476)       (47,102)     (47,578)
                             --------    -----------  -----------  ---------
BALANCE, June 30, 2009      $  6,586    $16,895,414  $16,902,000   22,779.11
                             ========    ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

     On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $606,667, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through June 30, 2009, the Partnership had advanced $601,701 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the development agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

     On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,118,440.

     On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. The charge was recorded against the cost of the land and building. At June 30,
     2009, the property was classified as Real Estate Held for Sale.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During   the  first  six  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $17,938 and $340,491 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.78 and $14.80 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the six months ended June 30:


                                 Three Months Ended      Six Months Ended
                               6/30/09       6/30/08   6/30/09      6/30/08

 Rental Income                 $ 73,940    $ 124,145  $ 168,974   $ 277,986
 Property Management Expenses   (35,975)      (8,342)   (36,057)     (8,824)
 Depreciation                       (89)     (27,709)    (7,584)    (69,861)
 Real Estate Impairment               0            0   (396,839)          0
 Gain (Loss) on Disposal of
  Real Estate                      (210)     536,717       (210)    635,909
                                --------    ---------  ---------   ---------
 Income (Loss) from
  Discontinued Operations      $ 37,666    $ 624,811  $ (271,716) $ 835,210
                                ========    =========  =========   =========

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

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $516,570 and $439,520, respectively. In 2009, rental income increased due to additional rent received from two property acquisitions in 2008 and a rent increase on one property.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership incurred Partnership administration expenses from affiliated parties of $113,609 and $112,846, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,893 and $25,154, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2009 and 2008, the Partnership recognized interest income of $39,654 and $33,266, respectively. In 2009, interest income increased as result of $31,273 of interest received on construction advances in 2009, which was partially offset by the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009, when compared to 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009, the Partnership recognized a loss from discontinued operations of $271,716, representing a real estate impairment loss of $396,839 and a loss on disposal of real estate of $210, which were partially offset by rental income less property management expenses and depreciation of $125,333. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $835,210, representing rental income less property management expenses and depreciation of $199,301 and gain on disposal of real estate of $635,909.

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

        On December 23, 2008, the Partnership sold 7.767% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $175,132, which resulted in a net gain of $80,947. The cost and related accumulated depreciation of the interest sold was $117,886 and $23,701, respectively. The Partnership is attempting to sell its remaining 92.233% interest in the property. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,118,440.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. The charge was recorded against the cost of the land and building. At June 30, 2009, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2009, the Partnership's cash balances decreased $638,259 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2008, the Partnership's cash balances decreased $652,665 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $617,986 in 2008 to $543,859 in 2009 as a result of a decrease in total rental and interest income in 2009, an increase in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $22,722 and $3,155,018, respectively. During the same periods, the Partnership expended $534,376 and $3,629,090, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

        On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $606,667, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. Through June 30, 2009, the Partnership had advanced $601,701 for the construction of the building. The purchase price, including the cost of the land and acquisition expenses, will be approximately $1,940,000. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

        The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the development agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership declared distributions of $583,839 and $944,439, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $578,000 and $934,995 and the General Partners received distributions of $5,839 and $9,444 for the periods, respectively. In March 2008 and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively. In 2009, distributions were lower due to decreases in the distribution rate per Unit, effective January 1, 2009 and April 1, 2009, and the special distributions in 2008.

        During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $17,938 and $340,491 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.78 and $14.80 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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


Dated:  August 11, 2009       AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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