Form 10-Q
period 2009-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2009-11-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

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

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 1,145,558    $ 2,068,293
  Receivables                                            0          5,032
                                                -----------    -----------
      Total Current Assets                       1,145,558      2,073,325
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,036,576      4,712,813
  Buildings and Equipment                       11,230,229     10,564,859
  Construction in Progress                               0         72,964
  Accumulated Depreciation                      (1,392,786)    (1,376,198)
                                                -----------    -----------
                                                13,874,019     13,974,438
  Real Estate Held for Sale                      2,173,147      1,903,539
                                                -----------    -----------
      Net Investments in Real Estate            16,047,166     15,877,977
                                                -----------    -----------
           Total  Assets                       $17,192,724    $17,951,302
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    56,279    $    43,300
  Distributions Payable                            294,948        352,283
  Unearned Rent                                     61,335         22,302
  Construction Costs Payable                        77,235              0
                                                -----------    -----------
      Total Current Liabilities                    489,797        417,885
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   4,596         12,901
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,779 Units outstanding                  16,698,331     17,520,516
                                                -----------    -----------
      Total Partners' Capital                   16,702,927     17,533,417
                                                -----------    -----------
        Total Liabilities and Partners'Capital $17,192,724    $17,951,302
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended      Nine Months Ended
                               9/30/09      9/30/08   9/30/09      9/30/08

RENTAL INCOME                 $ 280,015   $ 231,917   $ 796,585  $  671,438

EXPENSES:
  Partnership Administration -
    Affiliates                   56,057      54,963     169,666     167,809
  Partnership Administration
    and Property Management -
    Unrelated Parties             5,926       4,382      28,819      29,536
  Depreciation                  105,047      85,141     300,631     246,163
                               ---------   ---------   ---------  ----------
      Total Expenses            167,030     144,486     499,116     443,508
                               ---------   ---------   ---------  ----------

OPERATING INCOME                112,985      87,431     297,469     227,930

OTHER INCOME:
  Interest Income                11,452      19,067      51,106      52,333
                               ---------   ---------   ---------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   124,437     106,498     348,575     280,263

Income (Loss) from
  Discontinued Operations       (28,563)     81,178    (300,279)    916,387
                               ---------   ---------   ---------  ----------
NET INCOME                    $  95,874   $ 187,676   $  48,296  $1,196,650
                               =========   =========   =========  ==========
NET INCOME ALLOCATED:
  General Partners            $     959   $   1,877   $     483  $   11,967
  Limited Partners               94,915     185,799      47,813   1,184,683
                               ---------   ---------   ---------  ----------
                              $  95,874   $ 187,676   $  48,296  $1,196,650
                               =========   =========   =========  ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    5.41   $    4.63   $   15.15  $    12.18
  Discontinued Operations         (1.24)       3.53      (13.05)      39.83
                               ---------   ---------   ---------  ----------
      Total                   $    4.17   $    8.16   $    2.10  $    52.01
                               =========   =========   =========  ==========
Weighted Average Units
 Outstanding                     22,779      22,779      22,779      22,779
                               =========   =========   =========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $    48,296   $ 1,196,650

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                    308,215       331,106
     Real Estate Impairment                          606,839             0
     Gain on Sale of Real Estate                    (135,884)     (635,909)
     Decrease in Receivables                           5,032             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     12,979         7,575
     Increase in Unearned Rent                        39,033           134
                                                  -----------   -----------
       Total Adjustments                             836,214      (297,094)
                                                  -----------   -----------
       Net Cash Provided By
          Operating Activities                       884,510       899,556
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,200,332)   (3,629,090)
  Proceeds from Sale of Real Estate                  329,208     3,155,018
                                                  -----------   -----------
       Net Cash Used For
          Investing Activities                      (871,124)     (474,072)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (936,121)   (1,327,892)
                                                  -----------   -----------

NET DECREASE IN CASH                                (922,735)     (902,408)

CASH, beginning of period                          2,068,293     4,904,162
                                                  -----------   -----------
CASH, end of period                              $ 1,145,558   $ 4,001,754
                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Capitalized Construction
   Costs Payable at Period End                   $    77,235   $         0
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                 Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 15,015   $17,729,799  $17,744,814   22,779.11

  Distributions Declared     (12,990)   (1,285,992)  (1,298,982)

  Net Income                  11,967     1,184,683    1,196,650
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2008 $ 13,992   $17,628,490  $17,642,482   22,779.11
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $ 12,901   $17,520,516  $17,533,417   22,779.11

  Distributions Declared      (8,788)     (869,998)    (878,786)

  Net Income                     483        47,813       48,296
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2009 $  4,596   $16,698,331  $16,702,927   22,779.11
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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

     On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $576,274. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. At September 30, 2009, the balance due for construction costs was $77,235, which was subsequently paid to Brad and Dad, LLC. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,951,559. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

     On September 3, 2009, the Partnership sold an additional 14.0515% of the KinderCare daycare center in Ballwin,
     Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively. The Partnership is attempting to sell its remaining 78.1815% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $948,048 and $1,118,440, respectively.

     On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. Based on marketing efforts to date and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At September 30, 2009, the property was classified as Real Estate Held for Sale.

     During  the  first  nine  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $51,320 and $407,134 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.23 and $17.70 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended      Nine Months Ended
                              9/30/09       9/30/08   9/30/09      9/30/08

 Rental Income                $  56,256    $ 97,346  $  225,230   $ 375,331
 Property Management Expenses   (10,913)     (1,086)    (46,970)     (9,910)
 Depreciation                         0     (15,082)     (7,584)    (84,943)
 Real Estate Impairment        (210,000)          0    (606,839)          0
 Gain on Disposal of
  Real Estate                   136,094           0     135,884     635,909
                               ---------    --------  ----------   ---------
 Income (Loss) from
   Discontinued Operations    $ (28,563)   $ 81,178  $ (300,279)  $ 916,387
                               =========    ========  ==========   =========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Fair Value Measurements -

     Fair value, as defined by United States Generally Accepted Accounting Principles ("US GAAP"), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. US GAAP establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

     The  Partnership  had  no financial  assets  or  liabilities measured  at fair value on a recurring basis or nonrecurring
     basis    that   would   require   disclosure   under    this
     pronouncement.

     The Tumbleweed restaurant, with a carrying amount of $1,046,839 at March 31, 2009, was written down to its estimated fair value of $650,000 after completing our long-lived asset valuation analysis. The resulting impairment charge in the first quarter of $396,839 was included in earnings for the period. At September 30, 2009, after completing our long-lived asset valuation analysis, the Tumbleweed restaurant was further written down to $440,000, its estimated fair value at that date. The resulting impairment charge in the third quarter of $210,000 was included in earnings for the period. In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 3 inputs in the valuation hierarchy.

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $796,585 and $671,438, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and 2009, and a rent increase on one property.

       For the nine months ended September 30, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $169,666 and $167,809, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,819 and $29,536, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized interest income of $51,106 and $52,333, respectively. In 2009, interest income decreased as result of the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009, when compared to 2008. This decrease was partially offset by $40,189 of interest received on construction advances in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009, the Partnership recognized a loss from discontinued operations of $300,279, representing a real estate impairment loss of $606,839, which was partially offset by rental income less property management expenses and depreciation of $170,676 and a gain on disposal of real estate of $135,884. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $916,387, representing rental income less property management expenses and depreciation of $280,478 and gain on disposal of real estate of $635,909.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        On September 3, 2009, the Partnership sold an additional 14.0515% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively. The Partnership is attempting to sell its remaining 78.1815% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $948,048 and $1,118,440, respectively.

        On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. Based on marketing efforts to date and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building. At September 30, 2009, the property was classified as Real Estate Held for Sale.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Partnership's cash balances decreased $922,735 as a result of cash used to purchase property, which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the nine months ended September 30, 2008, the Partnership's cash balances decreased $902,408 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $899,556 in 2008 to $884,510 in 2009 as a result of a decrease in total rental and interest income in 2009 and an increase in Partnership administration and property management expenses in 2009, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $329,208 and $3,155,018, respectively. During the same periods, the Partnership expended $1,200,332 and $3,629,090, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $576,274. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. At September 30, 2009, the balance due for construction costs was $77,235, which was subsequently paid to Brad and Dad, LLC. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,951,559. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $878,786 and $1,298,982, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $869,998 and $1,285,992 and the General Partners received distributions of $8,788 and $12,990 for the periods, respectively. In March 2008 and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively. In 2009, distributions were lower due to decreases in the distribution rate per Unit, effective January 1, 2009 and April 1, 2009, and the special distributions in 2008.

        During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $51,320 and $407,134 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.23 and $17.70 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  November 10, 2009     AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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