Form 10-K
period 2009-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2010-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant   was   required  to  submit and post such
files).   Yes [ ]  No [ ]

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

  Large accelerated filer [ ]      Accelerated filer
  Non-accelerated  filer [ ]       Smaller  reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes [ ]  No  [X]

As of June 30, 2009, there were 22,779.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,779,113.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 22, 1994. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM") as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

ITEM 1.   BUSINESS.  (Continued)

        The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners. Although it has been 15 years since the first admission of Limited Partners to the Partnership, the General Partners do not believe that current market conditions are particularly favorable at this time. As a result, the General Partners do not believe that sale of properties and liquidation of the Partnership is in the best interest of the Limited Partners. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to commence its liquidation.

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

Property Activity During the Last Three Years

         As of December 31, 2006, the Partnership owned a significant interest in twelve properties and a minor interest in three properties with a total original cost of $18,390,001, including acquisition expenses. During the years ended December 31, 2007, 2008 and 2009, the Partnership sold five property
interests   and   received  net  sale  proceeds  of   $3,889,014,
$3,330,150 and $329,208, which resulted in net gains of $1,170,293, $716,856 and $135,884, respectively. During 2008 and
2009, the Partnership purchased three additional properties, with property sales proceeds, for $5,672,315 and $1,283,742, respectively. As of December 31, 2009, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total original cost of $18,739,581, including acquisition expenses.

Major Tenants

        During 2009, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 69% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. In addition, it is anticipated that Tractor Supply Company will contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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


ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                                                         Annual    Annual
                Purchase   Property                      Lease     Rent Per
  Property        Date       Cost        Tenant          Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                         RTM Gulf
 (2.6811%)       5/31/95  $   23,049   Coast, LLC        $  2,929   $36.85

Champps
 Americana Restaurant                   Champps
 Livonia, MI                           Operating
 (.1534%)        5/19/98  $    6,366  Corporation        $    806   $57.41

Tumbleweed Restaurant
 Fort Wayne, IN  9/11/00  $1,334,315      (1)

KinderCare                             KinderCare
 Daycare Center                         Learning
 Andover, MN     6/14/02  $1,264,207  Centers, Inc.      $132,224   $15.33

KinderCare
 Daycare Center                        KinderCare
 Ballwin, MO                            Learning
 (78.1815%)      6/14/02  $1,186,621  Centers, Inc.      $123,936   $19.01

Winn-Dixie Store
 Panama City, FL                     Winn-Dixie Stores
 (20.4025%)      9/19/03  $  945,665   Leasing, LLC      $ 76,305   $ 7.23

Jared Jewelry Store
 Hanover, MD                         Sterling Jewelers
 (50%)            2/9/04  $1,989,135        Inc.         $168,551   $58.04

Jared Jewelry Store
 Auburn Hills, MI                    Sterling Jewelers
 (40%)           1/14/05  $1,466,048        Inc.         $102,520   $44.50

CarMax Auto Superstore
 Lithia Springs, GA                      CarMax Auto
 (20%)           3/18/05  $1,885,231  Superstores, Inc.  $146,286   $38.01

Applebee's Restaurant
 Johnstown, PA
 (62%)           9/21/06  $1,682,887  B.T. Woodlipp,Inc. $121,340   $37.68

Best Buy Store
 Eau Claire, WI                          Best Buy
 (54%)           1/31/08  $3,637,706    Stores, L.P.     $256,001   $10.01


ITEM 2.   PROPERTIES.  (Continued)

                                                         Annual    Annual
                Purchase   Property                      Lease     Rent Per
  Property        Date       Cost        Tenant          Payment   Sq. Ft.

Fresenius Medical Center                Bio-Medical
 Shreveport, LA                       Applications of
 (55%)          10/2/08   $1,360,617  Louisiana, LLC     $102,520   $21.93

Tractor Supply Company Store
 Rapid City, SD                        Tractor Supply
 (63%)           8/6/09   $1,957,734      Company        $141,750   $11.78


(1) The property was vacant at December 31, 2009. It was sold in March 2010.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Winn-Dixie store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interest in the Jared Jewelry store in Hanover, Maryland is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Jared Jewelry store in Auburn Hills, Michigan is owned by AEI Income & Growth Fund 25 LLC. The remaining interests in the CarMax auto superstore are owned by AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Applebee's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC. The remaining interest in the Fresenius Medical Center is owned by AEI Income & Growth Fund 24 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund 27 LLC. The remaining interests in the Arby's restaurant, the Champps Americana restaurant in Livonia, Michigan and the KinderCare daycare center in Ballwin, Missouri are owned by unrelated third parties.

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

ITEM 2.   PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose carrying value was reduced by a real estate impairment loss. The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        At December 31, 2009, all properties listed above were 100% occupied. The only exception is the Tumbleweed restaurant that became vacant in March 2009.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,243 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $11,737 and $16,535 were made to the General Partners and $1,161,996 and $1,636,989 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the Partnership distributed net sale proceeds of  $75,388 and $479,262 in 2009 and 2008, respectively.

       (b) Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2009, the Partnership did not purchase any Units.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $1,090,317 and $929,445, respectively. In 2009, rental income increased due to additional rent received from three property acquisitions in 2008 and 2009, and a rent increase on one property.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        For the years ended December 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $240,887 and $251,277, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,783 and $35,400, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2009 and 2008, the Partnership recognized interest income of $53,446 and $65,629, respectively. In 2009, interest income decreased as result of the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009, when compared to 2008. This decrease was partially offset by interest received on construction advances, which was $35,157 higher in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2009, the Partnership recognized a loss from discontinued operations of $252,048, representing a real estate impairment loss of $606,839, which was partially offset by rental income less property management expenses and depreciation of $218,907 and a gain on disposal of real estate of $135,884. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $1,077,858, representing rental income less property management expenses and depreciation of $361,002 and gain on disposal of real estate of $716,856.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On September 3, 2009, the Partnership sold an additional 14.0515% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively. The Partnership is attempting to sell its remaining 78.1815% interest in the property. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $948,048 and $1,118,440, respectively.

        On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

        The  Partnership  is  attempting  to  sell  its  20.4025%
interest  in  the Winn-Dixie store in Panama City,  Florida.   At
December 31, 2009 and 2008, the property was classified  as  Real
Estate Held for Sale with a carrying value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of
$1,046,839 and the estimated fair value of $650,000. Based on marketing efforts to date and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

         In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of approximately $430,000, which resulted in a net loss of $10,000. At December 31, 2009, the property was classified as Real Estate Held for Sale.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2009, the Partnership's cash balances decreased $1,059,550 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2008, the Partnership's cash balances decreased $2,835,869 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,188,730 in 2008 to $1,126,053 in 2009 as a result of a decrease in total rental and interest income in 2009 and an increase in Partnership administration and property management expenses in 2009, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $329,308 and $3,330,150, respectively. During the same periods, the Partnership expended $1,283,742 and $5,672,315, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

        On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $576,274. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,957,734. The remaining interest in the property was purchased by AEI Income & Growth Fund 27 LLC, an affiliate of the Partnership.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $1,173,733 and $1,653,524, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,161,996 and $1,636,989 and the General Partners received distributions of $11,737 and $16,535 for the periods, respectively. In March 2008 and June 2008, the Partnership declared special distributions of net sale proceeds of $58,586 and $176,768, respectively. In 2009, distributions were lower due to decreases in the distribution rate per Unit, effective January 1, 2009 and April 1, 2009, and the special distributions in 2008.

       During 2009 and 2008, the Partnership distributed net sale proceeds of $76,149 and $484,103 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.31 and $21.05 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Partnership will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than pre-2009 distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                      /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 1,008,743    $ 2,068,293
  Receivables                                       10,734          5,032
                                                -----------    -----------
      Total Current Assets                       1,019,477      2,073,325
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,124,903      4,712,813
  Buildings and Equipment                       11,148,077     10,564,859
  Construction in Progress                               0         72,964
  Accumulated Depreciation                      (1,503,853)    (1,376,198)
                                                -----------    -----------
                                                13,769,127     13,974,438
  Real Estate Held for Sale                      2,173,147      1,903,539
                                                -----------    -----------
      Net Investments in Real Estate            15,942,274     15,877,977
                                                -----------    -----------
           Total  Assets                       $16,961,751    $17,951,302
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    56,124    $    43,300
  Distributions Payable                            294,947        352,283
  Unearned Rent                                     43,649         22,302
                                                -----------    -----------
      Total Current Liabilities                    394,720        417,885
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   1,319         12,901
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                     16,565,712     17,520,516
                                                -----------    -----------
      Total Partners' Capital                   16,567,031     17,533,417
                                                -----------    -----------
       Total Liabilities and Partners' Capital $16,961,751    $17,951,302
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2009          2008

RENTAL INCOME                                  $ 1,090,317    $   929,445

EXPENSES:
  Partnership Administration - Affiliates          240,887        251,277
  Partnership Administration and Property
     Management - Unrelated Parties                 31,783         35,400
  Depreciation                                     411,698        344,128
                                                -----------    -----------
      Total Expenses                               684,368        630,805
                                                -----------    -----------

OPERATING INCOME                                   405,949        298,640

OTHER INCOME:
  Interest Income                                   53,446         65,629
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  459,395        364,269

Income  (Loss)  from Discontinued Operations      (252,048)     1,077,858
                                                -----------    -----------
NET INCOME                                     $   207,347    $ 1,442,127
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partner                              $       155    $    14,421
  Limited Partners                                 207,192      1,427,706
                                                -----------    -----------
                                               $   207,347    $ 1,442,127
                                                ===========    ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     19.97    $     15.83
  Discontinued Operations                           (10.87)         46.85
                                                -----------    -----------
       Total                                   $      9.10    $     62.68
                                                ===========    ===========
Weighted Average Units Outstanding -
 Basic and Diluted                                  22,779         22,779
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   207,347    $ 1,442,127

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    419,282        444,151
     Real Estate Impairment                          606,839              0
     Gain on Sale of Real Estate                    (135,884)      (716,856)
     Increase in Receivables                          (5,702)        (5,032)
     Increase in Payable to
         AEI Fund Management, Inc.                    12,824         38,324
     Increase (Decrease) in Unearned Rent             21,347        (13,984)
                                                  -----------    -----------
       Total Adjustments                             918,706       (253,397)
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                    1,126,053      1,188,730
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,283,742)    (5,672,315)
  Proceeds from Sale of Real Estate                  329,208      3,330,150
                                                  -----------    -----------
       Net Cash Used For
           Investing Activities                     (954,534)    (2,342,165)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid to Partners                (1,231,069)    (1,682,434)
                                                  -----------    -----------

NET  DECREASE IN CASH                             (1,059,550)    (2,835,869)

CASH, beginning of year                            2,068,293      4,904,162
                                                  -----------    -----------
CASH, end of year                                $ 1,008,743    $ 2,068,293
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General   Limited                     Units
                             Partner   Partners       Total     Outstanding


BALANCE, December 31, 2007  $ 15,015  $17,729,799  $17,744,814   22,779.11

   Distributions Declared    (16,535)  (1,636,989)  (1,653,524)

  Net Income                  14,421    1,427,706    1,442,127
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2008    12,901   17,520,516   17,533,417   22,779.11

   Distributions Declared    (11,737)  (1,161,996)  (1,173,733)

  Net Income                     155      207,192      207,347
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2009  $  1,319  $16,565,712  $16,567,031   22,779.11
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

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

       The Tumbleweed restaurant, with a carrying amount of $1,046,839 at March 31, 2009, was written down to its estimated fair value of $650,000 after completing our long-lived asset valuation analysis. The resulting impairment charge in the first quarter of $396,839 was included in earnings for the period. At September 30, 2009, after completing our long-lived asset valuation analysis, the Tumbleweed restaurant was further written down to $440,000, its estimated fair value at that date. The resulting impairment charge in the third quarter of $210,000 was included in earnings for the period. In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Partnership on January 1, 2009. The primary impact of adopting this guidance on the Partnership's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

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

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                          2009       2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.           $  240,887  $  251,277
                                                       =========   =========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $59,533 and $12,116 of expenses related to
  Discontinued  Operations in 2009 and  2008,
  respectively.                                       $   91,316  $   47,516
                                                       =========   =========


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)
                                                            2009       2008

c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of  properties on behalf of the Partnership.        $   17,439  $   91,948
                                                       =========   =========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.          $   15,668  $   63,918
                                                       =========   =========

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

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant in Livonia, Michigan was constructed and acquired in 1998. The Tumbleweed restaurant was constructed and acquired in 2000. The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002. The KinderCare daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Jared Jewelry store in
     Hanover, Maryland was constructed in 2001 and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Applebee's restaurant in Johnstown, Pennsylvania was
     constructed  in  1996 and acquired in 2006.   The  Best  Buy
     store was constructed in 1990, renovated in 1997 and acquired in 2008. The Fresenius Medical Center was constructed and acquired in 2008. The land for the Tractor Supply Company store was acquired in 2008 and construction of the store was completed in 2009. There have been no costs capitalized as improvements subsequent to the acquisitions.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2009  are   as
     follows:
                                         Buildings and            Accumulated
Property                          Land    Equipment      Total    Depreciation

Arby's, Montgomery, AL       $   10,033  $    13,016  $    23,049  $    7,595
Champps Americana, Livonia, MI    1,753        4,613        6,366       2,231
KinderCare, Andover, MN         179,755    1,084,452    1,264,207     327,142
Jared Jewelry, Hanover, MD      861,065    1,128,070    1,989,135     265,097
Jared Jewelry, Auburn Hills, MI 280,993    1,185,055    1,466,048     235,035
CarMax, Lithia Springs, GA      815,180    1,070,051    1,885,231     205,093
Applebee's, Johnstown, PA       431,754    1,251,133    1,682,887     164,732
Best Buy, Eau Claire, WI        853,357    2,784,349    3,637,706     213,467
Fresenius Medical Center,
 Shreveport,  LA                102,046    1,258,571    1,360,617      62,929
Tractor Supply, Rapid City, SD  588,967    1,368,767    1,957,734      20,532
                              ----------  -----------  -----------  ----------
                             $4,124,903  $11,148,077  $15,272,980  $1,503,853
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

     On November 21, 2008, the Partnership purchased a 63% interest in a parcel of land in Rapid City, South Dakota for $576,274. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 63% interest purchased. Simultaneous with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Brad and Dad, LLC for the construction of a Tractor Supply Company store on the site. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,957,734.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama and a .1534% interest in a Champps restaurant in Livonia, Michigan. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 1,385,446
                       2011             1,393,145
                       2012             1,411,491
                       2013             1,428,812
                       2014             1,436,998
                       Thereafter       7,771,219
                                       -----------
                                      $14,827,111
                                       ===========

     There were no contingent rents recognized in 2009 and 2008.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry       2009         2008

     KinderCare Learning Centers, Inc. Child Care   $ 271,135   $  291,167
     Sterling Jewelers Inc.            Retail         271,071      271,071
     Best Buy Stores, L.P.             Retail         256,001      235,335
     CarMax Auto Superstores, Inc.     Retail         146,286      140,446
     Tumbleweed, Inc.                  Restaurant         N/A      153,102
                                                     ---------   ----------
     Aggregate rent revenue of major tenants        $ 944,493   $1,091,121
                                                     =========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    69%          78%
                                                     =========   ==========

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

     On September 3, 2009, the Partnership sold an additional 14.0515% of the KinderCare daycare center in Ballwin,
     Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively. The Partnership is attempting to sell its remaining 78.1815% interest in the property. At December
     31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $948,048 and $1,118,440, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     On May 28, 2009, the Partnership sold its remaining 1.1839% interest in the Johnny Carino's restaurant in Austin, Texas to an unrelated third party. The Partnership received net sale proceeds of $22,722, which resulted in a net loss of $210. The cost and related accumulated depreciation of the interest sold was $27,083 and $4,151, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. Based on marketing efforts to date and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

     In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant to an unrelated third party. On March 12, 2010, the sale closed with the
     Partnership  receiving  net sale proceeds  of  approximately
     $430,000, which resulted in a net loss of $10,000. At December 31, 2009, the property was classified as Real Estate Held for Sale.

     During 2009 and 2008, the Partnership distributed net sale proceeds of $76,149 and $484,103 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.31 and $21.05 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:


                                                     2009        2008

     Rental Income                                $ 286,024    $  473,141
     Property Management Expenses                   (59,533)      (12,116)
     Depreciation                                    (7,584)     (100,023)
     Real Estate Impairment                        (606,839)            0
     Gain on Disposal of Real Estate                135,884       716,856
                                                   ---------    ----------
      Income (Loss) from Discontinued Operations  $(252,048)   $1,077,858
                                                   =========    ==========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2009  and  2008,  the
     Partnership declared distributions of $1,173,733 and $1,653,524, respectively. The Limited Partners received distributions of $1,161,996 and $1,636,989 and the General Partners received distributions of $11,737 and $16,535 for the years, respectively. The Limited Partners' distributions represent $51.01 and $71.86 per Limited Partnership Unit outstanding in 2009 and 2008, respectively, using 22,779 weighted average Units for both years. The distributions represent $9.10 and $62.68 per Unit of Net Income and $41.91 and $9.18 per Unit of return of capital in 2009 and 2008, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $75,388 and $479,262 in 2009 and 2008, respectively.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2009       2008

     Net  Income for Financial Reporting Purposes    $  207,347  $1,442,127

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes    56,162     117,939

     Income Accrued for Tax Purposes Over (Under)
       Income  for  Financial  Reporting  Purposes       21,346     (13,984)

     Gain on Sale of Real Estate for Tax Purposes
        Over (Under) Gain for Financial Reporting
        Purposes                                        607,284     (88,802)
                                                      ----------  ----------
           Taxable Income to Partners                $  892,139  $1,457,280
                                                      ==========  ==========


     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                          2009       2008

    Partners'Capital for Financial Reporting Purposes $16,567,031 $17,533,417

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  1,146,523     483,077

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes         43,648      22,302

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes     3,208,043   3,208,043
                                                       ----------- -----------
     Partners'Capital for Tax Reporting Purposes      $20,965,245 $21,246,839
                                                       =========== ===========

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method       Inception (August 31, 1994)
Compensation                 of Compensation           To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 8% of     $2,400,000
                      proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  712,336
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing    $3,497,213
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for providing    $1,015,519
Affiliates            services related  to  the  disposition
                      of  the   Fund's properties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method       Inception (August 31, 1994)
Compensation                 of Compensation           To December 31, 2009

General Partners      1% of Net Cash Flow in any fiscal      $  202,786
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1%  of distributions of Net Proceeds   $   61,094
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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  16,325   $ 16,100
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  16,325   $ 16,100
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

      10.1 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 1485 Bunker Lake Boulevard NW, Andover, Minnesota (incorporated by reference to Exhibit
    10.4 of Form 8-K filed June 27, 2002).

      10.2 Net Lease Agreement dated June 14, 2002 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 497 Big Bend Road, Ballwin, Missouri (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 27, 2002).

      10.3 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 24 LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

      10.4 Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.5 Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30,
    2005).

    10.6 Assignment and Assumption of Lease dated March 18, 2005 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Silver Capital Net Lease Fund II, LLC relating to the Property at 1977 Thornton Road, Lithia Springs, Georgia (incorporated by reference to
    Exhibit 10.28 of Form 10-KSB filed March 30, 2005).

    10.7 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

    10.8 Assignment and Assumption of Lease dated January 31, 2008 between the Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund 26 LLC and Eau Claire Equity Fund Limited Partnership relating to the Property at 4090 Commonwealth Avenue, Eau Claire, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 6,
    2008).

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


                               AEI INCOME & GROWTH FUND XXI
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 29, 2010                 By:/s/ROBERT P JOHNSON
                                     Robert P. Johnson, President
                                     and Director
                                     (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 29, 2010
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)