Form 10-Q
period 2010-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2010-05-14
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                   2010           2009
CURRENT ASSETS:
  Cash                                         $ 1,664,422    $ 1,008,743
  Receivables                                        1,409         10,734
                                                -----------    -----------
      Total Current Assets                       1,665,831      1,019,477
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,124,903      4,124,903
  Buildings and Equipment                       11,148,077     11,148,077
  Accumulated Depreciation                      (1,615,332)    (1,503,853)
                                                -----------    -----------
                                                13,657,648     13,769,127
  Real Estate Held for Sale                      1,599,282      2,173,147
                                                -----------    -----------
      Net Investments in Real Estate            15,256,930     15,942,274
                                                -----------    -----------
          Total Assets                         $16,922,761    $16,961,751
                                                ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    48,247    $    56,124
  Distributions Payable                            294,948        294,947
  Unearned Rent                                     71,689         43,649
                                                -----------    -----------
      Total Current Liabilities                    414,884        394,720
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     869          1,319
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                     16,507,008     16,565,712
                                                -----------    -----------
     Total Partners' Capital                    16,507,877     16,567,031
                                                -----------    -----------
       Total Liabilities and Partners' Capital $16,922,761    $16,961,751
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2010          2009

RENTAL INCOME                                    $   296,538   $   258,284

EXPENSES:
  Partnership Administration - Affiliates             56,694        58,584
  Partnership Administration and Property
     Management - Unrelated Parties                   11,928        12,265
  Depreciation                                       111,479        97,792
                                                  -----------   -----------
      Total Expenses                                 180,101       168,641
                                                  -----------   -----------

OPERATING INCOME                                     116,437        89,643

OTHER INCOME:
  Interest Income                                      2,374        17,857
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    118,811       107,500

Income (Loss) from Discontinued Operations           116,983      (309,384)
                                                  -----------   -----------
NET INCOME (LOSS)                                $   235,794   $  (201,884)
                                                  ===========   ===========
NET INCOME (LOSS) ALLOCATED:
  General Partners                               $     2,500   $    (2,019)
  Limited Partners                                   233,294      (199,865)
                                                  -----------   -----------
                                                 $   235,794   $  (201,884)
                                                  ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $      5.16   $      4.67
  Discontinued Operations                               5.08        (13.44)
                                                  -----------   -----------
       Total                                     $     10.24   $     (8.77)
                                                  ===========   ===========

Weighted Average Units Outstanding -
  Basic and Diluted                                   22,779        22,779
                                                  ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $   235,794   $  (201,884)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                      111,479       105,287
     Real Estate Impairment                                  0       396,839
     Gain on Sale of Real Estate                       (75,134)            0
     (Increase) Decrease in Receivables                  9,325          (321)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (7,877)      (22,373)
     Increase in Unearned Rent                          28,040         9,699
                                                    -----------   -----------
       Total Adjustments                                65,833       489,131
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        301,627       287,247
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0      (341,179)
  Proceeds from Sale of Real Estate                    648,999             0
                                                    -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                        648,999      (341,179)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (294,947)     (354,543)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        655,679      (408,475)

CASH, beginning of period                            1,008,743     2,068,293
                                                    -----------   -----------
CASH, end of period                                $ 1,664,422   $ 1,659,818
                                                    ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008  $ 12,901   $17,520,516  $17,533,417   22,779.11

  Distributions Declared     (3,182)     (314,999)    (318,181)

  Net Loss                   (2,019)     (199,865)    (201,884)
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2009    $  7,700   $17,005,652  $17,013,352   22,779.11
                            ========   ===========  ===========  ==========


BALANCE, December 31, 2009 $  1,319   $16,565,712  $16,567,031   22,779.11

  Distributions Declared     (2,950)     (291,998)    (294,948)

  Net Income                  2,500       233,294      235,794
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2010    $    869   $16,507,008  $16,507,877   22,779.11
                            ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2010 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

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

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the Development Financing Agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

     On September 3, 2009, the Partnership sold 14.0515% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On March 29, 2010, the Partnership sold an additional 11.0393% of the KinderCare daycare center in Ballwin,
     Missouri to an unrelated third party. The Partnership received net sale proceeds of $220,983, which resulted in a net gain of $87,118. The cost and related accumulated depreciation of the interest sold was $167,552 and $33,687, respectively. The Partnership is attempting to sell its remaining 67.1422% interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $814,183 and $948,048, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. Based on marketing efforts and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

     In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984. At December 31, 2009, the property was classified as Real Estate Held for Sale.

     During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $22,808 and $17,938 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.99 and $0.78 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                       2010       2009

     Rental Income                                  $  49,919   $  95,032
     Property Management Expenses                      (8,070)        (82)
     Depreciation                                           0      (7,495)
     Real Estate Impairment                                 0    (396,839)
     Gain on Disposal of Real Estate                   75,134           0
                                                     ---------   ---------
     Income  (Loss) from Discontinued Operations    $ 116,983   $(309,384)
                                                     =========   =========

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

     The Tumbleweed restaurant, with a carrying amount of $1,046,839 at March 31, 2009, was written down to its estimated fair value of $650,000 after completing our long-lived asset valuation analysis. The resulting impairment charge of $396,839 was included in earnings for the first quarter of 2009. At September 30, 2009, after completing our long-lived asset valuation analysis, the Tumbleweed restaurant was further written down to $440,000, its estimated fair value at that date. The resulting impairment charge of $210,000 was included in earnings for the third quarter of 2009. In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. The property was sold on March 12, 2010.

     At March 31, 2010, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, the Partnership recognized rental income from continuing operations of $296,538 and $258,284, respectively. In 2010, rental income increased due to additional rent received from one property acquisition in 2009 and a rent increase on one property.

        For the three months ended March 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $56,694 and $58,584, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,928 and $12,265, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2010 and 2009, the Partnership recognized interest income of $2,374 and $17,857, respectively. In 2010 interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition. In addition, the Partnership received $13,026 of interest income on construction advances in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $116,983, representing rental income less property management expenses of $41,849 and a gain on disposal of real estate of $75,134. For the three months ended March 31, 2009, the Partnership recognized a loss from discontinued operations of $309,384, representing a real estate impairment loss of $396,839, which was partially offset by rental income less property management expenses and depreciation of $87,455.

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

       On September 3, 2009, the Partnership sold 14.0515% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $306,486, which resulted in a net gain of $136,094. The cost and related accumulated depreciation of the interest sold was $213,271 and $42,879, respectively.

        On March 29, 2010, the Partnership sold an additional 11.0393% of the KinderCare daycare center in Ballwin, Missouri to an unrelated third party. The Partnership received net sale proceeds of $220,983, which resulted in a net gain of $87,118. The cost and related accumulated depreciation of the interest sold was $167,552 and $33,687, respectively. The Partnership is attempting to sell its remaining 67.1422% interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $814,183 and $948,048, respectively.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership has listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of
$1,046,839 and the estimated fair value of $650,000. Based on marketing efforts and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

         In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984. At December 31, 2009, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Partnership's cash balances increased $655,679 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2009, the Partnership's cash balances decreased $408,475 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $287,247 in 2009 to $301,627 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2010 and an increase in Partnership administration and property management expenses in 2010.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2010, the Partnership generated cash flow from the sale of real estate of $648,999. During the three months ended March 31, 2009, the Partnership expended $341,179 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2008.

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

        The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the Development Financing Agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.


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

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $294,948 and $318,181, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $291,998 and $314,999 and the General Partners received distributions of $2,950 and $3,182 for the periods, respectively. In 2010, distributions were lower due to a decrease in the distribution rate per Unit, effective April 1, 2009.

        During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $22,808 and $17,938 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.99 and $0.78 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During 2010 and 2009, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Partnership will likely complete fewer property sales than it has in the past. Until such time as economic conditions allow the Partnership to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


Dated:  May 12, 2010          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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