Form 10-Q
period 2010-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2010-08-16
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010          2009
CURRENT ASSETS:
  Cash                                           $ 1,817,627    $ 1,008,743
  Receivables                                              0         10,734
                                                  -----------    -----------
      Total Current Assets                         1,817,627      1,019,477
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,124,903      4,124,903
  Buildings and Equipment                         11,148,077     11,148,077
  Accumulated Depreciation                        (1,726,811)    (1,503,853)
                                                  -----------    -----------
                                                  13,546,169     13,769,127
  Real Estate Held for Sale                        1,471,574      2,173,147
                                                  -----------    -----------
      Net Investments in Real Estate              15,017,743     15,942,274
                                                  -----------    -----------
          Total Assets                           $16,835,370    $16,961,751
                                                  ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    15,444    $    56,124
  Distributions Payable                              294,948        294,947
  Unearned Rent                                       60,186         43,649
                                                  -----------    -----------
      Total Current Liabilities                      370,578        394,720
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     1,690          1,319
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,779 Units outstanding                       16,463,102     16,565,712
                                                  -----------    -----------
      Total Partners' Capital                     16,464,792     16,567,031
                                                  -----------    -----------
         Total Liabilities and Partners' Capital $16,835,370    $16,961,751
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended       Six Months Ended
                                6/30/10      6/30/09    6/30/10      6/30/09

RENTAL INCOME                 $ 300,081    $ 258,288   $ 596,619   $ 516,570

EXPENSES:
  Partnership Administration -
   Affiliates                    56,121       55,025     112,815     113,609
  Partnership Administration
   and Property Management -
   Unrelated Parties              9,770       10,628      21,699      22,893
  Depreciation                  111,479       97,792     222,958     195,584
                               ---------    ---------   ---------   ---------
      Total Expenses            177,370      163,445     357,472     332,086
                               ---------    ---------   ---------   ---------

OPERATING INCOME                122,711       94,843     239,147     184,484

OTHER INCOME:
  Interest Income                 4,000       21,797       6,374      39,654
                               ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   126,711      116,640     245,521     224,138

Income (Loss) from Discontinued
  Operations                    125,151       37,666     242,135    (271,716)
                               ---------    ---------   ---------   ---------
NET INCOME (LOSS)             $ 251,862    $ 154,306   $ 487,656   $ (47,578)
                               =========    =========   =========   =========
NET INCOME (LOSS) ALLOCATED:
  General Partners            $   3,770    $   1,543   $   6,270   $    (476)
  Limited Partners              248,092      152,763     481,386     (47,102)
                               ---------    ---------   ---------   ---------
                              $ 251,862    $ 154,306   $ 487,656   $ (47,578)
                               =========    =========   =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    5.51    $    5.07   $   10.67   $    9.74
  Discontinued Operations          5.38         1.64       10.46      (11.81)
                               ---------    ---------   ---------   ---------
      Total                   $   10.89    $    6.71   $   21.13   $   (2.07)
                               =========    =========   =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted              22,779       22,779      22,779      22,779
                               =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                     2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $   487,656  $   (47,578)

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                    222,958      203,168
     Real Estate Impairment                                0      396,839
     (Gain) Loss on Sale of Real Estate             (158,594)         210
     (Increase) Decrease in Receivables               10,734      (19,610)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (40,680)       1,319
     Increase in Unearned Rent                        16,537        9,511
                                                  -----------  -----------
       Total Adjustments                              50,955      591,437
                                                  -----------  -----------
       Net Cash Provided By
          Operating Activities                       538,611      543,859
                                                  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0     (534,376)
  Proceeds from Sale of Real Estate                  860,167       22,722
                                                  -----------  -----------
       Net Cash Provided By (Used For)
          Investing Activities                       860,167     (511,654)
                                                  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (589,894)    (670,464)
                                                  -----------  -----------

NET INCREASE (DECREASE) IN CASH                      808,884     (638,259)

CASH, beginning of period                          1,008,743    2,068,293
                                                  -----------  -----------
CASH, end of period                              $ 1,817,627  $ 1,430,034
                                                  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008  $ 12,901   $17,520,516  $17,533,417   22,779.11

  Distributions Declared      (5,839)     (578,000)    (583,839)

  Net Loss                      (476)      (47,102)     (47,578)
                             --------   -----------  -----------  ---------
BALANCE, June 30, 2009      $  6,586   $16,895,414  $16,902,000   22,779.11
                             ========   ===========  ===========  =========


BALANCE, December 31, 2009  $  1,319   $16,565,712  $16,567,031   22,779.11

  Distributions Declared      (5,899)     (583,996)    (589,895)

  Net Income                   6,270       481,386      487,656
                             --------   -----------  -----------  ---------
BALANCE, June 30, 2010      $  1,690   $16,463,102  $16,464,792   22,779.11
                             ========   ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first six months of 2010, the Partnership sold an additional 21.5708% of the KinderCare daycare center in
     Ballwin, Missouri, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $432,151, which resulted in a net gain of $170,578. The cost and related accumulated depreciation of the interests sold was $327,397 and $65,824, respectively. The Partnership is attempting to sell its remaining 56.6107% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $686,475 and $948,048, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     In   March  2009,  Tumbleweed,  Inc.,  the  tenant  of   the
     Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of $1,046,839 and the estimated fair value of $650,000. Based on marketing efforts and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

     In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984. At December 31, 2009, the property was classified as Real Estate Held for Sale.

     During   the  first  six  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $37,875 and $17,938 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.64 and $0.78 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                  Three Months Ended      Six Months Ended
                                 6/30/10     6/30/09   6/30/10     6/30/09

 Rental Income                  $ 43,172   $ 73,940   $ 93,092   $ 168,974
 Property Management Expenses     (1,481)   (35,975)    (9,551)    (36,057)
 Depreciation                          0        (89)         0      (7,584)
 Real Estate Impairment                0          0          0    (396,839)
 Gain (Loss) on Disposal of
   Real Estate                    83,460       (210)   158,594        (210)
                                 --------   --------   --------   ---------
 Income (Loss) from
  Discontinued Operations       $125,151   $ 37,666   $242,135   $(271,716)
                                 ========   ========   ========   =========

(6)  Fair Value Measurements -

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

     At   June  30,  2010,  the  Partnership  had  no  assets  or
     liabilities measured at fair value on a recurring basis or nonrecurring basis.


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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $596,619 and $516,570, respectively. In 2010, rental income increased mainly due to additional rent received from one property acquisition in 2009 and a rent increase on one property.

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership incurred Partnership administration expenses from affiliated parties of $112,815 and $113,609, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,699 and $22,893, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2010 and 2009, the Partnership recognized interest income of $6,374 and $39,654, respectively. In 2010, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition. In addition, the Partnership received $31,273 of interest income on construction advances in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $242,135, representing rental income less property management expenses of $83,541 and a gain on disposal of real estate of $158,594. For the six months ended June 30, 2009, the Partnership recognized a loss from discontinued operations of $271,716, representing a real estate impairment loss of $396,839 and a loss on disposal of real estate of $210, which were partially offset by rental income less property management expenses and depreciation of $125,333.

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

        During the first six months of 2010, the Partnership sold an additional 21.5708% of the KinderCare daycare center in Ballwin, Missouri, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $432,151, which resulted in a net gain of $170,578. The cost and related accumulated depreciation of the interests sold was $327,397 and $65,824, respectively. The Partnership is attempting to sell its remaining 56.6107% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $686,475 and $948,048, respectively.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Fort Wayne, Indiana filed for Chapter 11 bankruptcy reorganization. Tumbleweed closed the restaurant and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and Tumbleweed returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Fort Wayne area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the first quarter of 2009, a charge to discontinued operations for real estate impairment of $396,839 was recognized, which was the difference between the carrying value at March 31, 2009 of
$1,046,839 and the estimated fair value of $650,000. Based on marketing efforts and an updated analysis of market conditions in the area, the Partnership recognized an additional real estate impairment of $210,000 to decrease the carrying value to the estimated fair value of $440,000 as of September 30, 2009. The charges were recorded against the cost of the land and building.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2010, the Partnership's cash balances increased $808,884 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Partnership's cash balances decreased $638,259 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $543,859 in 2009 to $538,611 in 2010 as a result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2010.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $860,167 and $22,722, respectively. During the six months ended June 30, 2009, the Partnership expended $534,376 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2008.

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

        For the six months ended June 30, 2010 and 2009, the Partnership declared distributions of $589,895 and $583,839, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $583,996 and $578,000 and the General Partners received distributions of $5,899 and $5,839 for the periods, respectively.

        During the first six months of 2010 and 2009, the Partnership distributed net sale proceeds of $37,875 and $17,938 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.64 and $0.78 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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


Dated:  August 11, 2010       AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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