Form 10-Q
period 2010-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2010-11-12
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010          2009
CURRENT ASSETS:
  Cash                                          $ 2,053,112    $ 1,008,743
  Receivables                                             0         10,734
                                                 -----------    -----------
      Total Current Assets                        2,053,112      1,019,477
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,124,903      4,124,903
  Buildings and Equipment                        11,148,077     11,148,077
  Accumulated Depreciation                       (1,838,290)    (1,503,853)
                                                 -----------    -----------
                                                 13,434,690     13,769,127
  Real Estate Held for Sale                       1,324,858      2,173,147
                                                 -----------    -----------
      Net Investments in Real Estate             14,759,548     15,942,274
                                                 -----------    -----------
          Total Assets                          $16,812,660    $16,961,751
                                                 ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    16,883    $    56,124
  Distributions Payable                             294,947        294,947
  Unearned Rent                                      68,700         43,649
                                                 -----------    -----------
      Total Current Liabilities                     380,530        394,720
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    2,631          1,319
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized and issued;
      22,779 Units outstanding                   16,429,499     16,565,712
                                                 -----------    -----------
      Total Partners' Capital                    16,432,130     16,567,031
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $16,812,660    $16,961,751
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended     Nine Months Ended
                                9/30/10      9/30/09   9/30/10      9/30/09

RENTAL INCOME                 $ 296,318    $ 280,015   $ 892,937   $ 796,585

EXPENSES:
  Partnership Administration -
    Affiliates                   57,350       56,057     170,165     169,666
  Partnership Administration
    and Property Management -
    Unrelated Parties             7,273        5,926      28,972      28,819
  Depreciation                  111,479      105,047     334,437     300,631
                               ---------    ---------   ---------   ---------
      Total Expenses            176,102      167,030     533,574     499,116
                               ---------    ---------   ---------   ---------

OPERATING INCOME                120,216      112,985     359,363     297,469

OTHER INCOME:
  Interest Income                 4,459       11,452      10,833      51,106
                               ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   124,675      124,437     370,196     348,575

Income (Loss) from
  Discontinued Operations       137,611      (28,563)    379,746    (300,279)
                               ---------    ---------   ---------   ---------
NET INCOME                    $ 262,286    $  95,874   $ 749,942   $  48,296
                               =========    =========   =========   =========
NET INCOME ALLOCATED:
  General Partners            $   3,891    $     959   $  10,161   $     483
  Limited Partners              258,395       94,915     739,781      47,813
                               ---------    ---------   ---------   ---------
                              $ 262,286    $  95,874   $ 749,942   $  48,296
                               =========    =========   =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    5.42    $    5.41   $   16.09   $   15.15
  Discontinued Operations          5.92        (1.24)      16.39      (13.05)
                               ---------    ---------   ---------   ---------
      Total                   $   11.34    $    4.17   $   32.48   $    2.10
                               =========    =========   =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted              22,779       22,779      22,779      22,779
                               =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   749,942   $    48,296

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                    334,437       308,215
     Real Estate Impairment                                0       606,839
     Gain on Sale of Real Estate                    (253,923)     (135,884)
     Decrease in Receivables                          10,734         5,032
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (39,241)       12,979
     Increase in Unearned Rent                        25,051        39,033
                                                  -----------   -----------
       Total Adjustments                              77,058       836,214
                                                  -----------   -----------
       Net Cash Provided By
          Operating Activities                       827,000       884,510
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0    (1,200,332)
  Proceeds from Sale of Real Estate                1,102,212       329,208
                                                  -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                     1,102,212      (871,124)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (884,843)     (936,121)
                                                  -----------   -----------

NET INCREASE (DECREASE) IN CASH                    1,044,369      (922,735)

CASH, beginning of period                          1,008,743     2,068,293
                                                  -----------   -----------
CASH, end of period                              $ 2,053,112   $ 1,145,558
                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Capitalized Construction Costs
    Payable at Period End                        $         0   $    77,235
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2008  $12,901    $17,520,516  $17,533,417    22,779.11

  Distributions Declared     (8,788)      (869,998)    (878,786)

  Net Income                    483         47,813       48,296
                             -------    -----------  -----------  -----------
BALANCE, September 30, 2009 $ 4,596    $16,698,331  $16,702,927    22,779.11
                             =======    ===========  ===========  ===========


BALANCE, December 31, 2009  $ 1,319    $16,565,712  $16,567,031    22,779.11

  Distributions Declared     (8,849)      (875,994)    (884,843)

  Net Income                 10,161        739,781      749,942
                             -------    -----------  -----------  -----------
BALANCE, September 30, 2010 $ 2,631    $16,429,499  $16,432,130    22,779.11
                             =======    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

     On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $120,120 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first nine months of 2010, the Partnership sold an additional 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. The Partnership is attempting to sell its remaining 44.5116% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $539,759 and $948,048, respectively.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

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

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $54,387 and $51,320 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.36 and $2.23 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended     Nine Months Ended
                                9/30/10      9/30/09   9/30/10     9/30/09

 Rental Income                 $  39,603    $  56,256  $ 132,695   $ 225,230
 Property Management Expenses      2,679      (10,913)    (6,872)    (46,970)
 Depreciation                          0            0          0      (7,584)
 Real Estate Impairment                0     (210,000)         0    (606,839)
 Gain on Disposal of Real Estate  95,329      136,094    253,923     135,884
                                ---------    ---------  ---------   ---------
 Income (Loss) from
   Discontinued Operations     $ 137,611    $ (28,563) $ 379,746   $(300,279)
                                =========    =========  =========   =========

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

     At September 30, 2010, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.


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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $892,937 and $796,585, respectively. In 2010, rental income increased mainly due to additional rent received from one property acquisition in 2009 and a rent increase on one property.

       For the nine months ended September 30, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $170,165 and $169,666, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,972 and $28,819, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized interest income of $10,833 and $51,106, respectively. In 2010, interest income decreased primarily due to the Partnership receiving $40,189 of interest income on construction advances in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Partnership recognized income from discontinued operations of $379,746, representing rental income less property management expenses of $125,823 and a gain on disposal of real estate of $253,923. For the nine months ended September 30, 2009, the Partnership recognized a loss from discontinued operations of $300,279, representing a real estate impairment loss of $606,839, which was partially offset by rental income less property management expenses and depreciation of $170,676 and a gain on disposal of real estate of $135,884.

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

       During the first nine months of 2010, the Partnership sold an additional 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. The Partnership is attempting to sell its remaining 44.5116% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $539,759 and $948,048, respectively.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Partnership's cash balances increased $1,044,369 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Partnership's cash balances decreased $922,735 as a result of cash used to purchase property, which was partially offset by cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $884,510 in 2009 to $827,000 in 2010 as a result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2010.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $1,102,212 and $329,208, respectively. During the nine months ended September 30, 2009, the Partnership expended $1,200,332 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2008.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $120,120 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $884,843 and $878,786, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $875,994 and $869,998 and the General Partners received distributions of $8,849 and $8,788 for the periods, respectively.

        During the first nine months of 2010 and 2009, the Partnership distributed net sale proceeds of $54,387 and $51,320 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.36 and $2.23 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  November 10, 2010     AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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