Form 10-K
period 2010-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2011-03-28
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

   Large accelerated filer  [ ]       Accelerated filer  [ ]
   Non-accelerated  filer   [ ]       Smaller  reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).   Yes  [ ]   No   [X ]

As of June 30, 2010, there were 22,779.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,779,113.

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

ITEM 1. BUSINESS.  (Continued)

        The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners. Although it has been 16 years since the first admission of Limited Partners to the Partnership, the General Partners do not believe that current market conditions are particularly favorable at this time. As a result, the General Partners do not believe that sale of properties and liquidation of the Partnership is in the best interest of the Limited Partners. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to commence its liquidation.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

         As of December 31, 2007, the Partnership owned a significant interest in ten properties and a minor interest in three properties with a total original cost of $14,929,096. During the years ended December 31, 2008, 2009 and 2010, the Partnership sold five property interests and received net sale proceeds of $3,330,150, $329,208 and $1,102,212, which resulted in net gains of $716,856, $135,884 and $253,923, respectively. During 2008, 2009 and 2010, the Partnership expended $5,672,315, $1,283,742 and $1,433,468, respectively, to purchase four additional properties as it reinvested cash generated from property sales. As of December 31, 2010, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total original cost of $18,327,700.

Major Tenants

        During 2010, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 76% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.


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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2010.

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Arby's Restaurant
 Montgomery, AL                          RTM Gulf
 (2.6811%)       5/31/95    $   23,049  Coast, LLC    $  2,973   $37.40

Champps Americana Restaurant              Champps
 Livonia, MI                             Operating
 (.1534%)        5/19/98    $    6,366  Corporation   $    851   $60.62

KinderCare Daycare Center             KinderCare Learning
 Andover, MN     6/14/02    $1,264,207  Centers, Inc. $132,224   $15.33

KinderCare Daycare Center
 Ballwin, MO                          KinderCare Learning
 (44.5116%)      6/14/02    $  675,587  Centers, Inc. $ 70,561   $19.01

Winn-Dixie Store
 Panama City, FL                      Winn-Dixie Stores
 (20.4025%)      9/19/03    $  945,665   Leasing, LLC $ 76,305   $ 7.23

Jared Jewelry Store
 Hanover, MD                          Sterling Jewelers
 (50%)            2/9/04    $1,989,135      Inc.      $168,551   $58.04

Jared Jewelry Store
 Auburn Hills, MI                     Sterling Jewelers
 (40%)           1/14/05    $1,466,048      Inc.      $112,772   $48.95

CarMax Auto Superstore
   Lithia Springs, GA              CarMax Auto
   (20%)        3/18/05  $1,885,231Superstores, Inc.  $146,286   $38.01

Applebee's Restaurant
   Johnstown, PA
   (62%)        9/21/06  $1,682,887B.T. Woodlipp, Inc.$121,340   $37.68
ITEM 2.   PROPERTIES.  (Continued)

                                                       Annual    Annual
                Purchase    Property                   Lease     Rent Per
Property          Date        Cost      Tenant         Payment   Sq. Ft.

Best Buy Store
 Eau Claire, WI                        Best Buy
 (54%)          1/31/08  $3,637,706  Stores, L.P.     $256,001   $10.01

Fresenius Medical Center              Bio-Medical
 Shreveport, LA                     Applications of
 (55%)          10/2/08  $1,360,617 Louisiana, LLC    $102,520   $21.93

Tractor Supply Company Store
 Rapid City, SD                      Tractor Supply
 (63%)           8/6/09  $1,957,734     Company       $141,750   $11.78

Scott & White Clinic
 College Station, TX                  Scott & White
 (39%)         10/20/10  $1,433,468(1)  Healthcare    $120,120   $22.24

(1)  Does not include acquisition costs that were expensed.

        The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties: Winn-Dixie store (AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); CarMax auto superstore (AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant (AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC);
Fresenius Medical Center (AEI Income & Growth Fund 24 LLC); Tractor Supply Company store (AEI Income & Growth Fund 27 LLC) and Scott & White Healthcare (AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC). The remaining interests in the Arby's restaurant, the Champps Americana restaurant and the KinderCare daycare center in Ballwin, Missouri are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

ITEM 2.   PROPERTIES.  (Continued)

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 or 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties purchased after January 1, 2009. For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

        At December 31, 2010, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 1,237 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $11,798 and $11,737 were made to the General Partners and $1,167,994 and $1,161,996 were made to the Limited Partners for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the Partnership distributed net sale proceeds of  $92,740 and $75,388 in 2010 and 2009, respectively.

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

      Small Business Issuer Purchases of Equity Securities

                                             Total Number      Maximum Number
                                             of Units          of Units that
                                             Purchased as      May Yet Be
                    Total Number   Average   Part of Publicly  Purchased Under
                      of Units   Price Paid  Announced Plans   the Plans or
Period               Purchased    per Unit   or Programs       Programs

10/1/10 to 10/31/10    105.5        $329.86     1,326.39(1)           (2)

11/1/10 to 11/30/10       --             --           --               --

12/1/10 to 12/31/10       --             --           --               --

  (1)The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2)The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Application of Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2010  and  2009,  the
Partnership recognized rental income from continuing operations of $1,212,317 and $1,089,511, respectively. In 2010, rental income increased mainly due to additional rent received from two property acquisitions in 2009 and 2010 and a rent increase on one property. Based on the scheduled rent for the properties owned as of February 28, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,312,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $235,117 and $240,887, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,582 and $31,783, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the year ended December 31, 2010, the Partnership incurred property acquisition expenses of $31,422 related to the purchase of the Scott & White Clinic.

        For the years ended December 31, 2010 and 2009, the Partnership recognized interest income of $12,843 and $53,446, respectively. In 2010, interest income decreased primarily due to the Partnership receiving $40,189 of interest income on construction advances in 2009.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Partnership recognized income from discontinued operations of $416,551, representing rental income less property management expenses and depreciation of $162,628 and a gain on disposal of real estate of $253,923. For the year ended December 31, 2009, the Partnership recognized a loss from discontinued operations of $251,420, representing a real estate impairment of $606,839, which was partially offset by rental income less property management expenses and depreciation of $219,535 and a gain on disposal of real estate of $135,884.

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

        During 2010, the Partnership sold an additional 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. The Partnership is attempting to sell its remaining 44.5116% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $539,759 and $948,048, respectively.

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

        On January 19, 2011, the Partnership sold its remaining ..1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of approximately $7,800, which resulted in a
net   gain  of  approximately  $3,800.   The  cost  and   related
accumulated depreciation of the interest sold was $6,366 and $2,409, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

        The  Partnership  is  attempting  to  sell  its  20.4025%
interest  in  the Winn-Dixie store in Panama City,  Florida.   At
December 31, 2010 and 2009, the property was classified  as  Real
Estate Held for Sale with a carrying value of $785,099.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2010, the Partnership's cash balances decreased $493,854 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2009, the Partnership's cash balances decreased $1,059,550 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,126,053 in 2009 to $1,052,343 in 2010 as a result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2010. During 2010, cash from operations was also reduced by $31,422 of acquisition expenses related to the purchase of real estate. Pursuant to new accounting guidance, these expenses were reflected as operating cash outflows. However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $1,102,212 and $329,208, respectively. During the same periods, the Partnership expended $1,433,468 and $1,283,742, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years (as of the date of purchase) and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the Development Financing Agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

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

        For the years ended December 31, 2010 and 2009, the Partnership declared distributions of $1,179,792 and $1,173,733, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,167,994 and $1,161,996 and the General Partners received distributions of $11,798 and $11,737 for the periods, respectively.

       During 2010 and 2009, the Partnership distributed net sale proceeds of $93,677 and $76,149 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.08 and $3.31 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        During  2010, six Limited Partners redeemed  a  total  of
105.5 Partnership Units for $34,800 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2009, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $351 in 2010.

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





        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2010           2009
CURRENT ASSETS:
   Cash                                        $   514,889     $ 1,008,743
   Receivables                                           0          10,734
                                                -----------     -----------
      Total Current Assets                         514,889       1,019,477
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,413,700       4,124,903
  Buildings and Equipment                       12,286,382      11,148,077
  Accumulated Depreciation                      (1,956,885)     (1,503,853)
                                                -----------     -----------
                                                14,743,197      13,769,127
  Real Estate Held for Sale                      1,328,815       2,173,147
                                                -----------     -----------
      Net Investments in Real Estate            16,072,012      15,942,274
                                                -----------     -----------
           Total  Assets                       $16,586,901     $16,961,751
                                                ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    24,527     $    56,124
  Distributions Payable                            294,949         294,947
  Unearned Rent                                     27,010          43,649
                                                -----------     -----------
      Total Current Liabilities                    346,486         394,720
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   2,613           1,319
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized and issued;
    22,674 and 22,779 Units outstanding in
    2010 and 2009, respectively                 16,237,802      16,565,712
                                                -----------     -----------
      Total Partners' Capital                   16,240,415      16,567,031
                                                -----------     -----------
       Total Liabilities and Partners' Capital $16,586,901     $16,961,751
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2010           2009

RENTAL INCOME                                  $ 1,212,317     $ 1,089,511

EXPENSES:
  Partnership Administration - Affiliates          235,117         240,887
  Partnership Administration and Property
     Management - Unrelated Parties                 31,582          31,783
  Property Acquisition                              31,422               0
  Depreciation                                     455,263         411,520
                                                -----------     -----------
      Total Expenses                               753,384         684,190
                                                -----------     -----------

OPERATING INCOME                                   458,933         405,321

OTHER INCOME:
  Interest Income                                   12,843          53,446
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                  471,776         458,767

Income (Loss) from Discontinued Operations         416,551        (251,420)
                                                -----------     -----------
NET INCOME                                     $   888,327     $   207,347
                                                ===========     ===========
NET INCOME ALLOCATED:
  General Partner                              $    13,443     $       155
  Limited Partners                                 874,884         207,192
                                                -----------     -----------
                                               $   888,327     $   207,347
                                                ===========     ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     20.53     $     19.94
  Discontinued Operations                            17.92          (10.84)
                                                -----------     -----------
       Total                                   $     38.45     $      9.10
                                                ===========     ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                 22,753          22,779
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                     2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   888,327    $   207,347

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   455,441        419,282
     Real Estate Impairment                               0        606,839
     Gain on Sale of Real Estate                   (253,923)      (135,884)
     (Increase) Decrease in Receivables              10,734         (5,702)
     Increase (Decrease) in Payable to
         AEI Fund Management, Inc.                  (31,597)        12,824
     Increase (Decrease) in Unearned Rent           (16,639)        21,347
                                                 -----------    -----------
       Total Adjustments                            164,016        918,706
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                   1,052,343      1,126,053
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (1,433,468)    (1,283,742)
  Proceeds from Sale of Real Estate               1,102,212        329,208
                                                 -----------    -----------
       Net Cash Used For
           Investing Activities                    (331,256)      (954,534)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions Paid to Partners              (1,179,790)    (1,231,069)
     Redemption Payments                            (35,151)             0
                                                 -----------    -----------
       Net Cash Used For
        Financing Activities                     (1,214,941)    (1,231,069)
                                                 -----------    -----------

NET DECREASE IN CASH                               (493,854)    (1,059,550)

CASH, beginning of year                           1,008,743      2,068,293
                                                 -----------    -----------
CASH, end of year                               $   514,889    $ 1,008,743
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partner     Partners     Total    Outstanding


BALANCE, December 31, 2008  $ 12,901  $17,520,516  $17,533,417   22,779.11

   Distributions Declared    (11,737)  (1,161,996)  (1,173,733)

  Net Income                     155      207,192      207,347
                             -------   -----------  -----------  ----------
BALANCE, December 31, 2009     1,319   16,565,712   16,567,031   22,779.11

   Distributions Declared    (11,798)  (1,167,994)  (1,179,792)

  Redemption Payments           (351)     (34,800)     (35,151)    (105.50)

  Net Income                  13,443      874,884      888,327
                             -------   -----------  -----------  ----------
BALANCE, December 31, 2010  $  2,613  $16,237,802  $16,240,415   22,673.61
                             =======   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.

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

       At December 31, 2010, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Winn-Dixie store (20.4025% - AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties); Jared Jewelry store in Hanover, Maryland (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% - AEI Income & Growth Fund 25 LLC); CarMax auto superstore (20% - AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Applebee's restaurant (62% - AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (54% - AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius
     Medical Center (55% - AEI Income & Growth Fund 24 LLC); Tractor Supply Company store (63% - AEI Income & Growth Fund 27 LLC) and Scott & White Clinic (39% - AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC).

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                             2010       2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.             $ 235,117   $ 240,887
                                                         ========    ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $7,283 and $59,533 of expenses related to
  Discontinued  Operations in 2010 and  2009,
  respectively.                                         $  38,865   $  91,316
                                                         ========    ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of  properties on behalf of the Partnership.          $  31,422   $  17,439
                                                         ========    ========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.            $  51,470   $  15,668
                                                         ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Arby's restaurant was constructed and acquired in 1995. The Champps Americana restaurant was constructed and acquired in 1998. The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002. The KinderCare daycare center in Ballwin, Missouri was constructed in 1999 and acquired in 2002. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The CarMax auto superstore was constructed in 2003 and acquired in 2005. The Applebee's restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006. The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008. The Fresenius Medical Center was constructed and acquired in 2008. The land for the Tractor Supply Company store was acquired in 2008 and construction of the store was completed in 2009. The Scott & White Clinic was constructed and acquired in 2010. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2010  are   as
     follows:
                                       Buildings and              Accumulated
Property                         Land    Equipment       Total    Depreciation

Arby's, Montgomery, AL       $   10,033  $    13,016  $    23,049  $    8,116
KinderCare, Andover, MN         179,755    1,084,452    1,264,207     370,520
Jared Jewelry, Hanover, MD      861,065    1,128,070    1,989,135     310,220
Jared Jewelry, Auburn Hills, MI 280,993    1,185,055    1,466,048     282,437
CarMax, Lithia Springs, GA      815,180    1,070,051    1,885,231     247,895
Applebee's, Johnstown, PA       431,754    1,251,133    1,682,887     214,777
Best Buy, Eau Claire, WI        853,357    2,784,349    3,637,706     324,841
Fresenius Medical Center,
 Shreveport, LA                 102,046    1,258,571    1,360,617     113,272
Tractor Supply, Rapid City, SD  588,967    1,368,767    1,957,734      75,283
Scott & White,
 College Station, TX            290,550    1,142,918    1,433,468       9,524
                              ----------  -----------  -----------  ----------
                             $4,413,700  $12,286,382  $16,700,082  $1,956,885
                              ==========  ===========  ===========  ==========

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

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 15 years (as of the date of purchase) and initial annual rent of $141,750 for the interest purchased. Pursuant to the Lease, the tenant commenced paying rent on August 6, 2009, the day the store opened for business. Pursuant to the Development Financing Agreement, for the period from November 21, 2008 to August 5, 2009, Brad and Dad, LLC paid the Partnership interest at a rate of 6.9% on the purchase price of the land and the amounts advanced for construction of the building. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the Partnership.

     On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468. The Partnership incurred $31,422 of acquisition expenses related to the purchase that were expensed. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years and initial annual rent of $120,120 for the interest purchased.

     The Partnership owns a 2.6811% interest in an Arby's restaurant in Montgomery, Alabama. The remaining interests in this property are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $ 1,459,935
                       2012             1,478,281
                       2013             1,495,602
                       2014             1,503,788
                       2015             1,522,064
                       Thereafter       6,817,482
                                       -----------
                                      $14,277,152
                                       ===========

     There were no contingent rents recognized in 2010 and 2009.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                         Industry       2010         2009

     Sterling Jewelers Inc.            Retail     $  281,323    $  271,071
     Best Buy Stores, L.P.             Retail        256,001       256,001
     KinderCare Learning Centers, Inc. Child Care    225,176       271,135
     CarMax Auto Superstores, Inc.     Retail        150,309       146,286
     Tractor Supply Company            Retail        141,750           N/A
                                                   ----------    ----------
     Aggregate rent revenue of major tenants      $1,054,559    $  944,493
                                                   ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   76%           69%
                                                   ==========    ==========

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

     During 2010, the Partnership sold an additional 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. The Partnership is attempting to sell its remaining 44.5116% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $539,759 and $948,048, respectively.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations - (Continued)

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

     On  January  19,  2011, the Partnership sold  its  remaining
     .1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of approximately
     $7,800, which resulted in a net gain of approximately $3,800. The cost and related accumulated depreciation of the interest sold was $6,366 and $2,409, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     During 2010 and 2009, the Partnership distributed net sale proceeds of $93,677 and $76,149 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.08 and $3.31 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                      2010          2009

     Rental Income                                 $ 170,089     $ 286,830
     Property Management Expenses                     (7,283)      (59,533)
     Depreciation                                       (178)       (7,762)
     Real Estate Impairment                                0      (606,839)
     Gain on Disposal of Real Estate                 253,923       135,884
                                                    ---------     ---------
        Income (Loss) from Discontinued Operations $ 416,551     $(251,420)
                                                    =========     =========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2010  and  2009,  the
     Partnership declared distributions of $1,179,792 and $1,173,733, respectively. The Limited Partners received distributions of $1,167,994 and $1,161,996 and the General Partners received distributions of $11,798 and $11,737 for the years, respectively. The Limited Partners' distributions represent $51.33 and $51.01 per Limited Partnership Unit outstanding using 22,753 and 22,779 weighted average Units in 2010 and 2009, respectively. The distributions represent $36.92 and $9.10 per Unit of Net Income and $14.41 and $41.91 per Unit of return of capital in 2010 and 2009, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $92,740 and $75,388 in 2010 and 2009, respectively.

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

     During 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2009, the
     Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $351 in 2010.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,058.50 per original $1,000 invested.


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2010       2009

     Net Income for Financial Reporting Purposes    $ 888,327  $ 207,347

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes  88,947     56,162

     Income Accrued for Tax Purposes Over (Under)
       Income for Financial Reporting Purposes        (16,638)    21,346

     Acquisition Costs Expensed for Financial Reporting
       Purposes, Capitalized for Tax Purposes          31,422          0

     Gain on Sale of Real Estate for Tax Purposes
        Over (Under) Gain for Financial Reporting
        Purposes                                     (636,661)   607,284
                                                     ---------  ---------
           Taxable Income to Partners               $ 355,397  $ 892,139
                                                     =========  =========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:
                                                       2010       2009

     Partners' Capital for Financial Reporting
      Purposes                                      $16,240,415 $16,567,031

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                  630,231   1,146,523

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes           27,010      43,648

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes   3,208,043   3,208,043
                                                     ----------- -----------
     Partners' Capital for Tax Reporting Purposes   $20,105,699 $20,965,245
                                                     =========== ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2010, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (August 31, 1994)
Compensation                 of Compensation          To December 31, 2010

AEI Securities, Inc.  Selling Commissions equal to 8% of      $2,400,000
                      proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other         $  877,000
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all           $  743,758
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing     $3,732,330
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

General Partners and  Reimbursement at Cost for providing     $1,066,989
Affiliates            services related to the disposition
                      of  the   Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year  $  213,998
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (August 31, 1994)
Compensation                 of Compensation          To December 31, 2010

General Partners      1% of distributions of Net Proceeds of  $   62,031
                      Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10%  of distributions of
                      Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  16,670   $ 16,325
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
     Total Fees                           $  16,670   $ 16,325
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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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


                               AEI INCOME & GROWTH FUND XXI
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 25, 2011                 By: /s/ ROBERT P JOHNSON
                                       Robert  P. Johnson,
                                       President and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 25, 2011
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer    March 25, 2011
   Patrick W. Keene  (Principal Accounting Officer)