Form 10-Q
period 2011-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2011-05-13
CIK 931755

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                       2011         2010
CURRENT ASSETS:
  Cash                                            $ 1,458,724   $   514,889

INVESTMENTS IN REAL ESTATE:
  Land                                              4,413,700     4,413,700
  Buildings and Equipment                          12,286,382    12,286,382
  Accumulated Depreciation                         (2,079,749)   (1,956,885)
                                                   -----------   -----------
                                                   14,620,333    14,743,197
  Real Estate Held for Sale                           785,099     1,328,815
                                                   -----------   -----------
      Net Investments in Real Estate               15,405,432    16,072,012
                                                   -----------   -----------
          Total Assets                            $16,864,156   $16,586,901
                                                   ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    23,926   $    24,527
  Distributions Payable                               293,938       294,949
  Unearned Rent                                        62,820        27,010
                                                   -----------   -----------
      Total Current Liabilities                       380,684       346,486
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                      5,044         2,613
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized and issued;
   22,674 Units outstanding                        16,478,428    16,237,802
                                                   -----------   -----------
      Total Partners' Capital                      16,483,472    16,240,415
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $16,864,156   $16,586,901
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011         2010

RENTAL INCOME                                     $   326,135   $   296,336

EXPENSES:
  Partnership Administration - Affiliates              56,798        56,694
  Partnership Administration and Property
     Management - Unrelated Parties                    12,274        11,928
  Depreciation                                        122,864       111,434
                                                   -----------   -----------
      Total Expenses                                  191,936       180,056
                                                   -----------   -----------

OPERATING INCOME                                      134,199       116,280

OTHER INCOME:
  Interest Income                                       1,088         2,374
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     135,287       118,654

Income from Discontinued Operations                   401,708       117,140
                                                   -----------   -----------
NET INCOME                                        $   536,995   $   235,794
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $     5,370   $     2,500
  Limited Partners                                    531,625       233,294
                                                   -----------   -----------
                                                  $   536,995   $   235,794
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      5.91   $      5.16
  Discontinued Operations                               17.54          5.08
                                                   -----------   -----------
       Total                                      $     23.45   $     10.24
                                                   ===========   ===========
Weighted Average Units Outstanding - Basic and Diluted 22,674        22,779
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011          2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   536,995   $   235,794

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     122,864       111,479
     Gain on Sale of Real Estate                     (366,278)      (75,134)
     Decrease in Receivables                                0         9,325
     Decrease in Payable to
        AEI Fund Management, Inc.                        (601)       (7,877)
     Increase in Unearned Rent                         35,810        28,040
                                                   -----------   -----------
       Total Adjustments                             (208,205)       65,833
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       328,790       301,627
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   909,994       648,999
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                     (294,949)     (294,947)
                                                   -----------   -----------

NET INCREASE IN CASH                                  943,835       655,679

CASH, beginning of period                             514,889     1,008,743
                                                   -----------   -----------
CASH, end of period                               $ 1,458,724   $ 1,664,422
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners     Total    Outstanding


BALANCE, December 31, 2009  $  1,319   $16,565,712  $16,567,031   22,779.11

  Distributions Declared      (2,950)     (291,998)    (294,948)

  Net Income                   2,500       233,294      235,794
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2010     $    869   $16,507,008  $16,507,877   22,779.11
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2010  $  2,613   $16,237,802  $16,240,415   22,673.61

  Distributions Declared      (2,939)     (290,999)    (293,938)

  Net Income                   5,370       531,625      536,995
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2011     $  5,044   $16,478,428  $16,483,472   22,673.61
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2011 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468. The Partnership incurred $31,422 of acquisition expenses related to the purchase that were expensed. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $120,120 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     During 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. For the three months ended March 31, 2010, the net gain was $87,118.

     On March 25, 2011, the Partnership sold its remaining 44.5116% interest in the KinderCare daycare center in Ballwin, Missouri, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $902,133, which resulted in a net gain of $362,374. The cost and related accumulated depreciation of the interests sold was $675,587 and $135,828, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $539,759.

     In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant in Fort Wayne, Indiana to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984. At the time of sale, the cost and related accumulated depreciation was $727,476 and $287,476, respectively.

        AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On  January  19,  2011, the Partnership sold  its  remaining
     .1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of $7,861, which resulted in a net gain of $3,904. The cost and related accumulated depreciation of the interest sold was $6,366 and $2,409, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

     The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

     During the first three months of 2010, the Partnership distributed net sale proceeds of $22,808 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.99 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                2011          2010

     Rental Income                           $  35,430      $  50,121
     Property Management Expenses                    0         (8,070)
     Depreciation                                    0            (45)
     Gain on Disposal of Real Estate           366,278         75,134
                                              ---------      ---------
     Income from Discontinued Operations     $ 401,708      $ 117,140
                                              =========      =========

(7)  Fair Value Measurements -

     As of March 31, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $326,135 and $296,336, respectively. In 2011, rental income increased mainly due to additional rent received from one property acquisition in 2010. Based on the scheduled rent for the properties owned as of April 30, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,312,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $56,798 and $56,694, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,274 and $11,928, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2011 and 2010, the Partnership recognized interest income of $1,088 and $2,374, respectively. In 2011, interest income decreased primarily due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $401,708, representing rental income of $35,430 and a gain on disposal of real estate of $366,278. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $117,140, representing rental income less property management expenses and depreciation of $42,006 and a gain on disposal of real estate of $75,134.

         During 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907. The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively. For the three months ended March 31, 2010, the net gain was $87,118.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        On March 25, 2011, the Partnership sold its remaining 44.5116% interest in the KinderCare daycare center in Ballwin, Missouri, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $902,133, which resulted in a net gain of $362,374. The cost and related accumulated depreciation of the interests sold was $675,587 and $135,828, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $539,759.

         In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant in Fort Wayne, Indiana to an unrelated third party. On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984. At the time of sale, the cost and related accumulated depreciation was $727,476 and $287,476, respectively.

        On January 19, 2011, the Partnership sold its remaining ..1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party. The Partnership received net sale proceeds of $7,861, which resulted in a net gain of
$3,904.   The  cost and related accumulated depreciation  of  the
interest sold was $6,366 and $2,409, respectively. At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

        The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Partnership's cash balances increased $943,835 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2010, the Partnership's cash balances increased $655,679 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities increased from $301,627 in 2010 to $328,790 in 2011 as a result of an increase in total rental and interest income in 2011, a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $909,994 and $648,999, respectively.

        On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468. The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and initial annual rent of $120,120 for the interest purchased. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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

        For the three months ended March 31, 2011 and 2010, the Partnership declared distributions of $293,938 and $294,948, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $290,999 and $291,998 and the General Partners received distributions of $2,939 and $2,950 for the periods, respectively.

        During the first three months of 2010, the Partnership distributed net sale proceeds of $22,808 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.99 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During the first three months of 2011, the Partnership did not redeem any Units from the Limited Partners. On October 1, 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $351 in 2010.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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


Dated:  May 12, 2011          AEI Income & Growth Fund XXI
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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