Form 10-Q
period 2011-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2011-08-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-29274

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1789725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15 - 16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$1,433,351	$514,889

Real Estate Held for Investment:
Land	4,413,700	4,413,700
Buildings and Equipment	12,286,382	12,286,382
Accumulated Depreciation	(2,202,613)	(1,956,885)
Real Estate Held for Investment, Net	14,497,469	14,743,197
Real Estate Held for Sale	785,099	1,328,815
Total Real Estate	15,282,568	16,072,012
Total Assets	$16,715,919	$16,586,901

LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$18,302	$24,527
Distributions Payable	293,938	294,949
Unearned Rent	62,820	27,010
Total Current Liabilities	375,060	346,486

Partners’ Capital:
General Partners	3,662	2,613
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 22,674 Units outstanding	16,337,197	16,237,802
Total Partners' Capital	16,340,859	16,240,415
Total Liabilities and Partners' Capital	$16,715,919	$16,586,901

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$326,463	$299,876	$652,598	$596,212

Expenses:
Partnership Administration – Affiliates	58,583	56,121	115,381	112,815
Partnership Administration and Property Management – Unrelated Parties	13,325	9,770	25,599	21,699
Depreciation	122,864	111,434	245,728	222,868
Total Expenses	194,772	177,325	386,708	357,382

Operating Income	131,691	122,551	265,890	238,830

Other Income:
Interest Income	2,479	4,000	3,567	6,374

Income from Continuing Operations	134,170	126,551	269,457	245,204

Income from Discontinued Operations	17,156	125,311	418,864	242,452

Net Income	$151,326	$251,862	$688,321	$487,656

Net Income Allocated:
General Partners	$1,558	$3,770	$6,928	$6,270
Limited Partners	149,768	248,092	681,393	481,386
Total	$151,326	$251,862	$688,321	$487,656

Income per Limited Partnership Unit:
Continuing Operations	$5.86	$5.50	$11.77	$10.66
Discontinued Operations	.75	5.39	18.28	10.47
Total	$6.61	$10.89	$30.05	$21.13

Weighted Average Units Outstanding – Basic and Diluted	22,674	22,779	22,674	22,779

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$688,321	$487,656

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	245,728	222,958
Gain on Sale of Real Estate	(366,278)	(158,594)
(Increase) Decrease in Receivables	0	10,734
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,225)	(40,680)
Increase (Decrease) in Unearned Rent	35,810	16,537
Total Adjustments	(90,965)	50,955
Net Cash Provided By Operating Activities	597,356	538,611

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	909,994	860,167

Cash Flows from Financing Activities:
Distributions Paid to Partners	(588,888)	(589,894)

Net Increase (Decrease) in Cash	918,462	808,884

Cash, beginning of period	514,889	1,008,743

Cash, end of period	$1,433,351	$1,817,627

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$1,319	$16,565,712	$16,567,031	22,779.11

Distributions Declared	(5,899)	(583,996)	(589,895)

Net Income	6,270	481,386	487,656

Balance, June 30, 2010	$1,690	$16,463,102	$16,464,792	22,779.11

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(5,879)	(581,998)	(587,877)

Net Income	6,928	681,393	688,321

Balance, June 30, 2011	$3,662	$16,337,197	$16,340,859	22,673.61

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(2)  Organization – (Continued)

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Investments in Real Estate –

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

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

During 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907.  The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively.  For the six months ended June 30, 2010, the net gain was $170,578.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $20,105 and $37,875 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.88 and $1.64 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$19,077	$43,377	$54,507	$93,499
Property Management Expenses	(1,921)	(1,481)	(1,921)	(9,551)
Depreciation	0	(45)	0	(90)
Gain on Disposal of Real Estate	0	83,460	366,278	158,594
Income from Discontinued Operations	$17,156	$125,311	$418,864	$242,452

(7)  Fair Value Measurements –

As of June 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;
—	resolution by the General Partners of conflicts with which they may be confronted;
—	the success of the General Partners of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Partnership operate.

Application of Critical Accounting Policies

The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Partnership has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $652,598 and $596,212, respectively.  In 2011, rental income increased mainly due to additional rent received from one property acquisition in 2010.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,312,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $115,381 and $112,815, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,599 and $21,699, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Partnership recognized interest income of $3,567 and $6,374, respectively.  In 2011, interest income decreased primarily due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $418,864, representing rental income less property management expenses of $52,586 and a gain on disposal of real estate of $366,278.  For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $242,452, representing rental income less property management expenses and depreciation of $83,858 and a gain on disposal of real estate of $158,594.

During 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907.  The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively.  For the six months ended June 30, 2010, the net gain was $170,578.

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

The Partnership is attempting to sell its 20.4025% interest in the Winn-Dixie store in Panama City, Florida.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $785,099.

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Partnership's cash balances increased $918,462 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.  During the six months ended June 30, 2010, the Partnership's cash balances increased $808,884 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $538,611 in 2010 to $597,356 in 2011 as a result of an increase in total rental and interest income in 2011, a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $909,994 and $860,167, respectively.

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

For the six months ended June 30, 2011 and 2010, the Partnership declared distributions of $587,877 and $589,895, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $581,998 and $583,996 and the General Partners received distributions of $5,879 and $5,899 for the periods, respectively.

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $20,105 and $37,875 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.88 and $1.64 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first six months of 2011, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $351 in 2010.

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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

ITEM 4.  CONTROLS AND PROCEDURES.  (Continued)

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)