Form 10-Q
period 2011-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2011-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15 - 16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$1,447,603	$514,889

Real Estate Held for Investment:
Land	4,413,700	4,413,700
Buildings and Equipment	12,286,382	12,286,382
Accumulated Depreciation	(2,325,477)	(1,956,885)
Real Estate Held for Investment, Net	14,374,605	14,743,197
Real Estate Held for Sale	770,912	1,328,815
Total Real Estate	15,145,517	16,072,012
Total Assets	$16,593,120	$16,586,901

LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$25,732	$24,527
Distributions Payable	293,938	294,949
Unearned Rent	63,578	27,010
Total Current Liabilities	383,248	346,486

Partners’ Capital:
General Partners	3,680	2,613
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 22,674 Units outstanding	16,206,192	16,237,802
Total Partners' Capital	16,209,872	16,240,415
Total Liabilities and Partners' Capital	$16,593,120	$16,586,901

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$327,317	$296,105	$979,915	$892,317

Expenses:
Partnership Administration – Affiliates	55,680	57,350	171,061	170,165
Partnership Administration and Property Management – Unrelated Parties	9,818	7,273	35,417	28,972
Depreciation	122,864	111,434	368,592	334,302
Total Expenses	188,362	176,057	575,070	533,439

Operating Income	138,955	120,048	404,845	358,878

Other Income:
Interest Income	2,066	4,459	5,634	10,833

Income from Continuing Operations	141,021	124,507	410,479	369,711

Income from Discontinued Operations	21,930	137,779	440,793	380,231

Net Income	$162,951	$262,286	$851,272	$749,942

Net Income Allocated:
General Partners	$2,958	$3,891	$9,886	$10,161
Limited Partners	159,993	258,395	841,386	739,781
Total	$162,951	$262,286	$851,272	$749,942

Income per Limited Partnership Unit:
Continuing Operations	$6.16	$5.41	$17.92	$16.07
Discontinued Operations	.90	5.93	19.19	16.41
Total	$7.06	$11.34	$37.11	$32.48

Weighted Average Units Outstanding – Basic and Diluted	22,674	22,779	22,674	22,779

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$851,272	$749,942

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	368,592	334,437
Gain on Sale of Real Estate	(369,488)	(253,923)
(Increase) Decrease in Receivables	0	10,734
Increase (Decrease) in Payable to AEI Fund Management, Inc.	1,205	(39,241)
Increase (Decrease) in Unearned Rent	36,568	25,051
Total Adjustments	36,877	77,058
Net Cash Provided By Operating Activities	888,149	827,000

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	927,391	1,102,212

Cash Flows from Financing Activities:
Distributions Paid to Partners	(882,826)	(884,843)

Net Increase (Decrease) in Cash	932,714	1,044,369

Cash, beginning of period	514,889	1,008,743

Cash, end of period	$1,447,603	$2,053,112

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$1,319	$16,565,712	$16,567,031	22,779.11

Distributions Declared	(8,849)	(875,994)	(884,843)

Net Income	10,161	739,781	749,942

Balance, September 30, 2010	$2,631	$16,429,499	$16,432,130	22,779.11

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(8,819)	(872,996)	(881,815)

Net Income	9,886	841,386	851,272

Balance, September 30, 2011	$3,680	$16,206,192	$16,209,872	22,673.61

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

During the first nine months of 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907.  The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively.

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

On January 19, 2011, the Partnership sold its remaining 0.1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party.  The Partnership received net sale proceeds of $7,861, which resulted in a net gain of $3,904.  The cost and related accumulated depreciation of the interest sold was $6,366 and $2,409, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

On July 14, 2011, the Partnership sold 0.3687% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $17,397, which resulted in a net gain of $3,210.  The cost and related accumulated depreciation of the interest sold was $17,089 and $2,902, respectively.

Subsequent to September 30, 2011, the Partnership sold an additional 8.4225% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $392,100, which resulted in a net gain of approximately $68,000.  The cost and related accumulated depreciation of the interests sold was $390,387 and $66,285, respectively.  The Partnership is attempting to sell its remaining 11.6113% interest in the property.  At September 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $770,912 and $785,099, respectively.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $31,439 and $54,387 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.37 and $2.36 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$18,780	$39,816	$73,286	$133,315
Property Management Expenses	(60)	2,679	(1,981)	(6,872)
Depreciation	0	(45)	0	(135)
Gain on Disposal of Real Estate	3,210	95,329	369,488	253,923
Income from Discontinued Operations	$21,930	$137,779	$440,793	$380,231

(7)  Fair Value Measurements –

As of September 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $979,915 and $892,317, respectively.  In 2011, rental income increased mainly due to additional rent received from one property acquisition in 2010.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $1,312,000 and $1,337,000 in 2011 and 2012, respectively.

For the nine months ended September 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $171,061 and $170,165, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,417 and $28,972, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2011 and 2010, the Partnership recognized interest income of $5,634 and $10,833, respectively.  In 2011, interest income decreased primarily due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $440,793, representing rental income less property management expenses of $71,305 and gain on disposal of real estate of $369,488.  For the nine months ended September 30, 2010, the Partnership recognized income from discontinued operations of $380,231, representing rental income less property management expenses and depreciation of $126,308 and gain on disposal of real estate of $253,923.

In December 2009, the Partnership entered into an agreement to sell the Tumbleweed restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 12, 2010, the sale closed with the Partnership receiving net sale proceeds of $428,016, which resulted in a net loss of $11,984.  At the time of sale, the cost and related accumulated depreciation was $727,476 and $287,476, respectively.

During the first nine months of 2010, the Partnership sold 33.6699% of the KinderCare daycare center in Ballwin, Missouri, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $674,196, which resulted in a net gain of $265,907.  The cost and related accumulated depreciation of the interests sold was $511,034 and $102,745, respectively.

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

On January 19, 2011, the Partnership sold its remaining 0.1534% interest in the Champps Americana restaurant in Livonia, Michigan to an unrelated third party.  The Partnership received net sale proceeds of $7,861, which resulted in a net gain of $3,904.  The cost and related accumulated depreciation of the interest sold was $6,366 and $2,409, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $3,957.

On July 14, 2011, the Partnership sold 0.3687% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $17,397, which resulted in a net gain of $3,210.  The cost and related accumulated depreciation of the interest sold was $17,089 and $2,902, respectively.

Subsequent to September 30, 2011, the Partnership sold an additional 8.4225% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $392,100, which resulted in a net gain of approximately $68,000.  The cost and related accumulated depreciation of the interests sold was $390,387 and $66,285, respectively.  The Partnership is attempting to sell its remaining 11.6113% interest in the property.  At September 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $770,912 and $785,099, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Partnership's cash balances increased $932,714 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.  During the nine months ended September 30, 2010, the Partnership's cash balances increased $1,044,369 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $827,000 in 2010 to $888,149 in 2011 as a result of an increase in total rental and interest income in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2011.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $927,391 and $1,102,212, respectively.

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

For the nine months ended September 30, 2011 and 2010, the Partnership declared distributions of $881,815 and $884,843, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $872,996 and $875,994 and the General Partners received distributions of $8,819 and $8,849 for the periods, respectively.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $31,439 and $54,387 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.37 and $2.36 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first nine months of 2011, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $351 in 2010.

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

Dated: November 11, 2011	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)