Form 10-K
period 2011-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2012-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 22,673.613 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,673,613.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 22, 1994.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995.  The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  Although it has been 17 years since the first admission of Limited Partners to the Partnership, the General Partners do not believe that current market conditions are particularly favorable at this time.  As a result, the General Partners do not believe that sale of properties and liquidation of the Partnership is in the best interest of the Limited Partners.  Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to commence its liquidation.

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

Property Activity During the Last Three Years

As of December 31, 2008, the Partnership owned a significant interest in eleven properties and a minor interest in three properties with a total original cost of $17,696,193.  As of December 31, 2008, one of these properties was under construction and the Partnership had a commitment to expend an additional $1,266,000 to complete the building.  During the years ended December 31, 2009, 2010 and 2011, the Partnership sold five property interests and received net sale proceeds of $329,208, $1,102,212 and $1,457,405, which resulted in net gains of $135,884, $253,923 and $467,366, respectively.  During 2009, the Partnership expended $1,283,742 to complete the construction of one building. During 2010, the Partnership expended $1,433,468 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2011, the Partnership owned a significant interest in ten properties and a minor interest in one property with a total original cost of $17,108,142.

Major Tenants

During 2011, five tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants in aggregate contributed 70% of total rental revenue in 2011.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental revenue in 2012 and future years.  The tenant of the KinderCare daycare centers will not continue to be a major tenant as one of the daycare centers was sold in 2011.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Arby's Restaurant Montgomery, AL (2.6811%)	5/31/95	$23,049		RTM Gulf Coast, LLC	$3,018	$37.97

KinderCare Daycare Center Andover, MN	6/14/02	$1,264,207		KinderCare Learning Centers LLC	$132,224	$15.33

Winn-Dixie Store Panama City, FL (8.8038%)	9/19/03	$408,060		Winn-Dixie Stores Leasing, LLC	$32,928	$7.23

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$185,406	$63.83

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$112,772	$48.95

CarMax Auto Superstore Lithia Springs, GA (20%)	3/18/05	$1,885,231		CarMax Auto Superstores, Inc.	$146,286	$38.01

Applebee’s Restaurant Johnstown, PA (62%)	9/21/06	$1,682,887		B.T. Woodlipp, Inc.	$130,441	$40.51

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$256,001	$10.01

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,360,617		Bio-Medical Applications of Louisiana, LLC	$102,520	$21.93

Tractor Supply Company Store Rapid City, SD (63%)	8/6/09	$1,957,734		Tractor Supply Company	$141,750	$11.78

Scott & White Clinic College Station, TX (39%)	10/20/10	$1,433,468	(1)	Scott & White Healthcare	$120,120	$22.24

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); CarMax auto superstore (AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Applebee’s restaurant (AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (AEI Income & Growth Fund 24 LLC); Tractor Supply Company store (AEI Income & Growth Fund 27 LLC) and Scott & White Healthcare (AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC).  The remaining interests in the Arby’s restaurant and the Winn-Dixie store are owned by unrelated third parties.

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

At December 31, 2011, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 1,234 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $11,758 and $11,798 were made to the General Partners and $1,163,992 and $1,167,994 were made to the Limited Partners for 2011 and 2010, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $41,138 and $92,740 in 2011 and 2010, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/11 to 10/31/11	10.50	$297.81	1,336.89(1)	(2)

11/1/11 to 11/30/11	--	--	--	--

12/1/11 to 12/31/11	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $1,312,549 and $1,212,317, respectively.  In 2011, rental income increased mainly due to additional rent received from one property acquisition in 2010 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,337,000 in 2012.

For the years ended December 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $227,579 and $235,117, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,134 and $31,582, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2010, the Partnership incurred property acquisition expenses of $31,422 related to the purchase of the Scott & White Clinic.

For the years ended December 31, 2011 and 2010, the Partnership recognized interest income of $7,654 and $12,843, respectively.  In 2011, interest income decreased primarily due to the Partnership having less money invested in a money market account due to a property acquisition in October 2010.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $551,230, representing rental income less property management expenses of $83,864 and gain on disposal of real estate of $467,366.  For the year ended December 31, 2010, the Partnership recognized income from discontinued operations of $416,551, representing rental income less property management expenses and depreciation of $162,628 and a gain on disposal of real estate of $253,923.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During 2011, the Partnership sold 11.5987% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $547,411, which resulted in a net gain of $101,088.  The cost and related accumulated depreciation of the interests sold was $537,605 and $91,282, respectively.  The Partnership is attempting to sell its remaining 8.8038% interest in the property.  At December 31, 2011 and 2010, the property was classified as Real Estate Held for Sale with a carrying value of $338,776 and $785,099, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2011, the Partnership's cash balances increased $1,419,965 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the year ended December 31, 2010, the Partnership's cash balances decreased $493,854 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $1,052,343 in 2010 to $1,142,483 in 2011 as a result of an increase in total rental and interest income in 2011, a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2010, cash from operations was reduced by $31,422 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $1,457,405 and $1,102,212, respectively.  During the year ended December 31, 2010, the Partnership expended $1,433,468 to invest in real properties as the Partnership reinvested cash generated from property sales.

On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468.  The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $120,120 for the interest purchased.  The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC, affiliates of the Partnership.

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

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $1,175,750 and $1,179,792, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,163,992 and $1,167,994 and the General Partners received distributions of $11,758 and $11,798 for the periods, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2011 and 2010, the Partnership distributed net sale proceeds of $41,554 and $93,677 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.81 and $4.08 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127 in accordance with the Partnership Agreement.  During 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 60 Limited Partners redeemed 1,220.89 Partnership Units for $958,469.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $32 and $351 in 2011 and 2010, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheet as of December 31, 2011 and 2010	15

Statements for the Years Ended December 31, 2011 and 2010:

Income	16

Cash Flows	17

Changes in Partners’ Capital	18

Notes to Financial Statements	19 – 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in partners' capital for the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$1,934,854	$514,889

Real Estate Held for Investment:
Land	4,413,700	4,413,700
Buildings and Equipment	12,286,382	12,286,382
Accumulated Depreciation	(2,448,341)	(1,956,885)
Real Estate Held for Investment, Net	14,251,741	14,743,197
Real Estate Held for Sale	338,776	1,328,815
Total Real Estate	14,590,517	16,072,012
Total Assets	$16,525,371	$16,586,901

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$34,777	$24,527
Distributions Payable	293,935	294,949
Unearned Rent	21,889	27,010
Total Current Liabilities	350,601	346,486

Partners’ Capital:
General Partners	4,646	2,613
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 22,663 and 22,674 Units outstanding in 2011 and 2010, respectively	16,170,124	16,237,802
Total Partners' Capital	16,174,770	16,240,415
Total Liabilities and Partners' Capital	$16,525,371	$16,586,901

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$1,312,549	$1,212,317

Expenses:
Partnership Administration – Affiliates	227,579	235,117
Partnership Administration and Property Management – Unrelated Parties	39,134	31,582
Property Acquisition	0	31,422
Depreciation	491,456	455,263
Total Expenses	758,169	753,384

Operating Income	554,380	458,933

Other Income:
Interest Income	7,654	12,843

Income from Continuing Operations	562,034	471,776

Income from Discontinued Operations	551,230	416,551

Net Income	$1,113,264	$888,327

Net Income Allocated:
General Partners	$13,823	$13,443
Limited Partners	1,099,441	874,884
Total	$1,113,264	$888,327

Income per Limited Partnership Unit:
Continuing Operations	$24.54	$20.53
Discontinued Operations	23.96	17.92
Total	$48.50	$38.45

Weighted Average Units Outstanding – Basic and Diluted	22,671	22,753

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$1,113,264	$888,327

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	491,456	455,441
Gain on Sale of Real Estate	(467,366)	(253,923)
(Increase) Decrease in Receivables	0	10,734
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,250	(31,597)
Increase (Decrease) in Unearned Rent	(5,121)	(16,639)
Total Adjustments	29,219	164,016
Net Cash Provided By Operating Activities	1,142,483	1,052,343

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,433,468)
Proceeds from Sale of Real Estate	1,457,405	1,102,212
Net Cash Provided By (Used For) Investing Activities	1,457,405	(331,256)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,176,764)	(1,179,790)
Redemption Payments	(3,159)	(35,151)
Net Cash Used For Financing Activities	(1,179,923)	(1,214,941)

Net Increase (Decrease) in Cash	1,419,965	(493,854)

Cash, beginning of year	514,889	1,008,743

Cash, end of year	$1,934,854	$514,889

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$1,319	$16,565,712	$16,567,031	22,779.11

Distributions Declared	(11,798)	(1,167,994)	(1,179,792)

Redemption Payments	(351)	(34,800)	(35,151)	(105.50)

Net Income	13,443	874,884	888,327

Balance, December 31, 2010	2,613	16,237,802	16,240,415	22,673.61

Distributions Declared	(11,758)	(1,163,992)	(1,175,750)

Redemption Payments	(32)	(3,127)	(3,159)	(10.50)

Net Income	13,823	1,099,441	1,113,264

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Receivables

Credit terms are extended to tenants in the normal course of business.  The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Receivables are recorded at their estimated net realizable value.  The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms.  Receivables considered uncollectible are written off.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Investments in Real Estate

The Partnership purchases properties and records them at cost.  The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties.  The costs were allocated to the land, buildings and equipment.  For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Partnership adopting accounting guidance on business combinations that expands the scope of acquisition accounting.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

Fair Value Measurements

As of December 31, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Hanover, Maryland (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC); CarMax auto superstore (20% – AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Applebee’s restaurant (62% – AEI Income & Growth Fund XXII Limited Partnership); Best Buy store (54% – AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (55% – AEI Income & Growth Fund 24 LLC); Tractor Supply Company store (63% – AEI Income & Growth Fund 27 LLC); and Scott & White Clinic (39% – AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC).

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(3)  Related Party Transactions – (Continued)

As of December 31, 2011, the Partnership owns an 8.8038% interest in a Winn-Dixie store.  The remaining interests in this property are owned by unrelated third parties.  AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, owned a 37% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2009, 2010 and 2011.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:

		2011	2010

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$227,579	$235,117

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $2,057 and $7,283 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$41,191	$38,865

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$31,422

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$71,866	$51,470

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate –

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

The Partnership's properties are commercial, single-tenant buildings.  The Arby's restaurant was constructed and acquired in 1995.  The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002.  The Winn-Dixie store was constructed in 1997 and acquired in 2003.  The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The CarMax auto superstore was constructed in 2003 and acquired in 2005.  The Applebee’s restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The Fresenius Medical Center was constructed and acquired in 2008.  The land for the Tractor Supply Company store was acquired in 2008 and construction of the store was completed in 2009.  The Scott & White Clinic was constructed and acquired in 2010.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Arby's, Montgomery, AL	$10,033	$13,016	$23,049	$8,637
KinderCare, Andover, MN	179,755	1,084,452	1,264,207	413,898
Jared Jewelry, Hanover, MD	861,065	1,128,070	1,989,135	355,343
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	329,839
CarMax, Lithia Springs, GA	815,180	1,070,051	1,885,231	290,697
Applebee’s, Johnstown, PA	431,754	1,251,133	1,682,887	264,822
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	436,215
Fresenius Medical Center, Shreveport, LA	102,046	1,258,571	1,360,617	163,615
Tractor Supply, Rapid City, SD	588,967	1,368,767	1,957,734	130,034
Scott & White, College Station, TX	290,550	1,142,918	1,433,468	55,241
	$4,413,700	$12,286,382	$16,700,082	$2,448,341

On October 20, 2010, the Partnership purchased a 39% interest in a Scott & White Clinic in College Station, Texas for $1,433,468.  The Partnership incurred $31,422 of acquisition expenses related to the purchase that were expensed.  The property is leased to Scott & White Healthcare under a Lease Agreement with a remaining primary term of 9.7 years (as of the date of purchase) and annual rent of $120,120 for the interest purchased.

At December 31, 2011, the Partnership owned a 2.6811% interest in an Arby’s restaurant in Montgomery, Alabama.  The remaining interests in this property are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$1,363,493
2013	1,380,814
2014	1,389,000
2015	1,407,275
2016	1,418,419
Thereafter	5,228,388
$12,187,389

There were no contingent rents recognized in 2011 and 2010.

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Sterling Jewelers Inc.	Retail	$286,707	$281,323
Best Buy Stores, L.P.	Retail	256,001	256,001
KinderCare Learning Centers LLC	Child Care	148,537	225,176
CarMax Auto Superstores, Inc.	Retail	146,612	150,309
Tractor Supply Company	Retail	141,750	141,750
Aggregate rent revenue of major tenants		$979,607	$1,054,559
Aggregate rent revenue of major tenants as a percentage of total rent revenue		70%	76%

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(6)  Discontinued Operations – (Continued)

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

During 2011, the Partnership sold 11.5987% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $547,411, which resulted in a net gain of $101,088.  The cost and related accumulated depreciation of the interests sold was $537,605 and $91,282, respectively.  The Partnership is attempting to sell its remaining 8.8038% interest in the property.  At December 31, 2011 and 2010, the property was classified as Real Estate Held for Sale with a carrying value of $338,776 and $785,099, respectively.

During 2011 and 2010, the Partnership distributed net sale proceeds of $41,554 and $93,677 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.81 and $4.08 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:

	2011	2010

Rental Income	$85,921	$170,089
Property Management Expenses	(2,057)	(7,283)
Depreciation	0	(178)
Gain on Disposal of Real Estate	467,366	253,923
Income from Discontinued Operations	$551,230	$416,551

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(7)  Partners’ Capital –

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $1,175,750 and $1,179,792, respectively.  The Limited Partners received distributions of $1,163,992 and $1,167,994 and the General Partners received distributions of $11,758 and $11,798 for the years, respectively.  The Limited Partners' distributions represent $51.34 and $51.33 per Limited Partnership Unit outstanding using 22,671 and 22,753 weighted average Units in 2011 and 2010, respectively.  The distributions represent $48.36 and $36.92 per Unit of Net Income and $2.98 and $14.41 per Unit of return of capital in 2011 and 2010, respectively.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $41,138 and $92,740 in 2011 and 2010, respectively.

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

During 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127 in accordance with the Partnership Agreement.  During 2010, six Limited Partners redeemed a total of 105.5 Partnership Units for $34,800.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $32 and $351 in 2011 and 2010, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $1,058.99 per original $1,000 invested.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$1,113,264	$888,327

Depreciation for Tax Purposes Under Depreciation for Financial Reporting Purposes	126,168	88,947

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(5,122)	(16,638)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	31,422

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	33,870	(636,661)
Taxable Income to Partners	$1,268,180	$355,397

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2011	2010

Partners' Capital for Financial Reporting Purposes	$16,174,770	$16,240,415

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	790,269	630,231

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	21,888	27,010

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$20,194,970	$20,105,699

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2011, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2011

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$743,758

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,959,909

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,138,855

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$225,372

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2011

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$62,447

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$16,861	$16,670
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$16,861	$16,670

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 13.

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

10.3
Assignment and Assumption of Lease dated February 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Transmills, LLC relating to the Property at 7684 Arundel Mills, Hanover, Maryland (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 24, 2004).

10.4
Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2005).

10.5
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

10.6
Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

10.7
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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEEN	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)