Form 10-Q
period 2012-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2012-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$1,966,193	$1,934,854

Real Estate Held for Investment:
Land	4,403,667	4,413,700
Buildings and Equipment	12,273,366	12,286,382
Accumulated Depreciation	(2,562,438)	(2,448,341)
Real Estate Held for Investment, Net	14,114,595	14,251,741
Real Estate Held for Sale	338,776	338,776
Total Real Estate	14,453,371	14,590,517
Total Assets	$16,419,564	$16,525,371

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$25,284	$34,777
Distributions Payable	293,935	293,935
Unearned Rent	63,578	21,889
Total Current Liabilities	382,797	350,601

Partners’ Capital:
General Partners	3,265	4,646
Limited Partners, $1,000 per Unit; 24,000 Units authorized and issued; 22,663 Units outstanding	16,033,502	16,170,124
Total Partners' Capital	16,036,767	16,174,770
Total Liabilities and Partners' Capital	$16,419,564	$16,525,371

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$331,879	$325,392

Expenses:
Partnership Administration – Affiliates	54,938	56,798
Partnership Administration and Property Management – Unrelated Parties	10,738	12,174
Depreciation	122,734	122,734
Total Expenses	188,410	191,706

Operating Income	143,469	133,686

Other Income:
Interest Income	2,275	1,088

Income from Continuing Operations	145,744	134,774

Income from Discontinued Operations	10,189	402,221

Net Income	$155,933	$536,995

Net Income Allocated:
General Partners	$1,559	$5,370
Limited Partners	154,374	531,625
Total	$155,933	$536,995

Income per Limited Partnership Unit:
Continuing Operations	$6.37	$5.88
Discontinued Operations	.44	17.57
Total	$6.81	$23.45

Weighted Average Units Outstanding – Basic and Diluted	22,663	22,674

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$155,933	$536,995

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	122,734	122,864
Gain on Sale of Real Estate	(1,788)	(366,278)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(9,493)	(601)
Increase (Decrease) in Unearned Rent	41,689	35,810
Total Adjustments	153,142	(208,205)
Net Cash Provided By Operating Activities	309,075	328,790

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	16,200	909,994

Cash Flows from Financing Activities:
Distributions Paid to Partners	(293,936)	(294,949)

Net Increase (Decrease) in Cash	31,339	943,835

Cash, beginning of period	1,934,854	514,889

Cash, end of period	$1,966,193	$1,458,724

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(2,939)	(290,999)	(293,938)

Net Income	5,370	531,625	536,995

Balance, March 31, 2011	$5,044	$16,478,428	$16,483,472	22,673.61

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(2,940)	(290,996)	(293,936)

Net Income	1,559	154,374	155,933

Balance, March 31, 2012	$3,265	$16,033,502	$16,036,767	22,663.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

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

During the last two quarters of 2011, the Partnership sold 11.5987% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $547,411, which resulted in a net gain of $101,088.  The cost and related accumulated depreciation of the interests sold was $537,605 and $91,282, respectively.  The Partnership is attempting to sell its remaining 8.8038% interest in the property.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $338,776.

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

During the first three months of 2012, the Partnership distributed net sale proceeds of $17,057 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.75 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$8,501	$36,173
Property Management Expenses	(100)	(100)
Depreciation	0	(130)
Gain on Disposal of Real Estate	1,788	366,278
Income from Discontinued Operations	$10,189	$402,221

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Fair Value Measurements –

As of March 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $331,879 and $325,392, respectively.  In 2012, rental income increased due to additional rent received from rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,337,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $54,938 and $56,798, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,738 and $12,174, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012 and 2011, the Partnership recognized interest income of $2,275 and $1,088, respectively.  In 2012, interest income increased primarily due to the Partnership having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $10,189, representing rental income less property management expenses of $8,401 and gain on disposal of real estate of $1,788.  For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $402,221, representing rental income less property management expenses and depreciation of $35,943 and gain on disposal of real estate of $366,278.

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

During the last two quarters of 2011, the Partnership sold 11.5987% of the Winn-Dixie store in Panama City, Florida, in four separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $547,411, which resulted in a net gain of $101,088.  The cost and related accumulated depreciation of the interests sold was $537,605 and $91,282, respectively.  The Partnership is attempting to sell its remaining 8.8038% interest in the property.  At March 31, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $338,776.

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Partnership's cash balances increased $31,339 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2011, the Partnership's cash balances increased $943,835 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $328,790 in 2011 to $309,075 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $16,200 and $909,994, respectively.

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

For the three months ended March 31, 2012 and 2011, the Partnership declared distributions of $293,936 and $293,938, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $290,996 and $290,999 and the General Partners received distributions of $2,940 and $2,939 for the periods, respectively.

During the first three months of 2012, the Partnership distributed net sale proceeds of $17,057 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.75 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first three months of 2012, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 66 Limited Partners redeemed 1,326.39 Partnership Units for $993,269.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $32 in 2011.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)