Form 10-Q
period 2012-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2012-08-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$2,079,396	$1,934,854

Real Estate Held for Investment:
Land	4,403,667	4,413,700
Buildings and Equipment	12,273,366	12,286,382
Accumulated Depreciation	(2,685,172)	(2,448,341)
Real Estate Held for Investment, Net	13,991,861	14,251,741
Real Estate Held for Sale	230,742	338,776
Total Real Estate	14,222,603	14,590,517
Total Assets	$16,301,999	$16,525,371

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$44,742	$34,777
Distributions Payable	293,935	293,935
Unearned Rent	52,559	21,889
Total Current Liabilities	391,236	350,601

Partners’ Capital:
General Partners	2,006	4,646
Limited Partners: 24,000 Units authorized and issued; 22,663 Units outstanding	15,908,757	16,170,124
Total Partners' Capital	15,910,763	16,174,770
Total Liabilities and Partners' Capital	$16,301,999	$16,525,371

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$331,880	$325,716	$663,759	$651,108

Expenses:
Partnership Administration – Affiliates	55,319	58,583	110,257	115,381
Partnership Administration and Property Management – Unrelated Parties	16,571	13,180	27,309	25,354
Depreciation	122,734	122,734	245,468	245,468
Total Expenses	194,624	194,497	383,034	386,203

Operating Income	137,256	131,219	280,725	264,905

Other Income:
Interest Income	1,951	2,479	4,226	3,567

Income from Continuing Operations	139,207	133,698	284,951	268,472

Income from Discontinued Operations	28,724	17,628	38,913	419,849

Net Income	$167,931	$151,326	$323,864	$688,321

Net Income Allocated:
General Partners	$1,680	$1,558	$3,239	$6,928
Limited Partners	166,251	149,768	320,625	681,393
Total	$167,931	$151,326	$323,864	$688,321

Income per Limited Partnership Unit:
Continuing Operations	$6.08	$5.84	$12.45	$11.72
Discontinued Operations	1.26	.77	1.70	18.33
Total	$7.34	$6.61	$14.15	$30.05

Weighted Average Units Outstanding – Basic and Diluted	22,663	22,674	22,663	22,674

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$323,864	$688,321

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	245,468	245,728
Gain on Sale of Real Estate	(23,476)	(366,278)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,965	(6,225)
Increase (Decrease) in Unearned Rent	30,670	35,810
Total Adjustments	262,627	(90,965)
Net Cash Provided By Operating Activities	586,491	597,356

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	145,922	909,994

Cash Flows from Financing Activities:
Distributions Paid to Partners	(587,871)	(588,888)

Net Increase (Decrease) in Cash	144,542	918,462

Cash, beginning of period	1,934,854	514,889

Cash, end of period	$2,079,396	$1,433,351

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(5,879)	(581,998)	(587,877)

Net Income	6,928	681,393	688,321

Balance, June 30, 2011	$3,662	$16,337,197	$16,340,859	22,673.61

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(5,879)	(581,992)	(587,871)

Net Income	3,239	320,625	323,864

Balance, June 30, 2012	$2,006	$15,908,757	$15,910,763	22,663.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

On June 22, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $129,722, which resulted in a net gain of $21,688.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.

On July 24, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $131,000, which resulted in a net gain of approximately $23,000.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.  The Partnership is attempting to sell its remaining 3.1888% interest in the property.  At June 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $230,742 and $338,776, respectively.

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $42,015 and $20,105 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.84 and $0.88 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$7,969	$19,824	$16,470	$55,997
Property Management Expenses	(933)	(2,066)	(1,033)	(2,166)
Depreciation	0	(130)	0	(260)
Gain on Disposal of Real Estate	21,688	0	23,476	366,278
Income from Discontinued Operations	$28,724	$17,628	$38,913	$419,849

(7)  Fair Value Measurements –

As of June 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $663,759 and $651,108, respectively.  In 2012, rental income increased due to additional rent received from rent increases on two properties.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,334,000 in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $110,257 and $115,381, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,309 and $25,354, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012 and 2011, the Partnership recognized interest income of $4,226 and $3,567, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $38,913, representing rental income less property management expenses of $15,437 and gain on disposal of real estate of $23,476.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $419,849, representing rental income less property management expenses and depreciation of $53,571 and a gain on disposal of real estate of $366,278.

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

On June 22, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $129,722, which resulted in a net gain of $21,688.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On July 24, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $131,000, which resulted in a net gain of approximately $23,000.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.  The Partnership is attempting to sell its remaining 3.1888% interest in the property.  At June 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $230,742 and $338,776, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Partnership's cash balances increased $144,542 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Partnership's cash balances increased $918,462 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $597,356 in 2011 to $586,491 in 2012 as a result of a decrease in total rental and interest income in 2012, which was partially offset by a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $145,922 and $909,994, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2012 and 2011, the Partnership declared distributions of $587,871 and $587,877, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $581,992 and $581,998 and the General Partners received distributions of $5,879 and $5,879 for the periods, respectively.

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $42,015 and $20,105 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.84 and $0.88 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first six months of 2012, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 66 Limited Partners redeemed 1,326.39 Partnership Units for $993,269.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $32 in 2011.

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

Dated: August 13, 2012	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)