Form 10-Q
period 2012-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2012-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$2,154,785	$1,934,854

Real Estate Held for Investment:
Land	4,403,667	4,413,700
Buildings and Equipment	12,273,366	12,286,382
Accumulated Depreciation	(2,807,906)	(2,448,341)
Real Estate Held for Investment, Net	13,869,127	14,251,741
Real Estate Held for Sale	122,708	338,776
Total Real Estate	13,991,835	14,590,517
Total Assets	$16,146,620	$16,525,371

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,343	$34,777
Distributions Payable	293,935	293,935
Unearned Rent	23,933	21,889
Total Current Liabilities	350,211	350,601

Partners’ Capital:
General Partners	862	4,646
Limited Partners: 24,000 Units authorized and issued; 22,663 Units outstanding	15,795,547	16,170,124
Total Partners' Capital	15,796,409	16,174,770
Total Liabilities and Partners' Capital	$16,146,620	$16,525,371

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$335,186	$326,562	$998,945	$977,670

Expenses:
Partnership Administration – Affiliates	53,588	55,680	163,845	171,061
Partnership Administration and Property Management – Unrelated Parties	7,724	9,818	35,033	35,172
Depreciation	122,734	122,734	368,202	368,202
Total Expenses	184,046	188,232	567,080	574,435

Operating Income	151,140	138,330	431,865	403,235

Other Income:
Interest Income	1,859	2,066	6,085	5,634

Income from Continuing Operations	152,999	140,396	437,950	408,869

Income from Discontinued Operations	26,582	22,555	65,495	442,403

Net Income	$179,581	$162,951	$503,445	$851,272

Net Income Allocated:
General Partners	$1,795	$2,958	$5,034	$9,886
Limited Partners	177,786	159,993	498,411	841,386
Total	$179,581	$162,951	$503,445	$851,272

Income per Limited Partnership Unit:
Continuing Operations	$6.68	$6.13	$19.13	$17.85
Discontinued Operations	1.16	.93	2.86	19.26
Total	$7.84	$7.06	$21.99	$37.11

Weighted Average Units Outstanding – Basic and Diluted	22,663	22,674	22,663	22,674

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$503,445	$851,272

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	368,202	368,592
Gain on Sale of Real Estate	(46,795)	(369,488)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(2,434)	1,205
Increase (Decrease) in Unearned Rent	2,044	36,568
Total Adjustments	321,017	36,877
Net Cash Provided By Operating Activities	824,462	888,149

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	277,275	927,391

Cash Flows from Financing Activities:
Distributions Paid to Partners	(881,806)	(882,826)

Net Increase (Decrease) in Cash	219,931	932,714

Cash, beginning of period	1,934,854	514,889

Cash, end of period	$2,154,785	$1,447,603

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(8,819)	(872,996)	(881,815)

Net Income	9,886	841,386	851,272

Balance, September 30, 2011	$3,680	$16,206,192	$16,209,872	22,673.61

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(8,818)	(872,988)	(881,806)

Net Income	5,034	498,411	503,445

Balance, September 30, 2012	$862	$15,795,547	$15,796,409	22,663.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Pag 7 of 17

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

On July 24, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $131,353, which resulted in a net gain of $23,319.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.

On October 5, 2012, the Partnership sold its remaining 3.1888% interest in the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $146,000, which resulted in a net gain of approximately $23,000.  The cost and related accumulated depreciation of the interest sold was $147,802 and $25,094, respectively.  At September 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $122,708 and $338,776, respectively.

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

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $56,955 and $31,439 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.49 and $1.37 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$3,630	$19,535	$20,100	$75,531
Property Management Expenses	(367)	(60)	(1,400)	(2,226)
Depreciation	0	(130)	0	(390)
Gain on Disposal of Real Estate	23,319	3,210	46,795	369,488
Income from Discontinued Operations	$26,582	$22,555	$65,495	$442,403

(7)  Fair Value Measurements –

As of September 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $998,945 and $977,670, respectively.  In 2012, rental income increased due to additional rent received from rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $1,334,000 and $1,363,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $163,845 and $171,061, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,033 and $35,172, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012 and 2011, the Partnership recognized interest income of $6,085 and $5,634, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $65,495, representing rental income less property management expenses of $18,700 and gain on disposal of real estate of $46,795.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $442,403, representing rental income less property management expenses and depreciation of $72,915 and gain on disposal of real estate of $369,488.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

On July 24, 2012, the Partnership sold an additional 2.8075% of the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of $131,353, which resulted in a net gain of $23,319.  The cost and related accumulated depreciation of the interest sold was $130,129 and $22,095, respectively.

On October 5, 2012, the Partnership sold its remaining 3.1888% interest in the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $146,000, which resulted in a net gain of approximately $23,000.  The cost and related accumulated depreciation of the interest sold was $147,802 and $25,094, respectively.  At September 30, 2012 and December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $122,708 and $338,776, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Partnership's cash balances increased $219,931 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2011, the Partnership's cash balances increased $932,714 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Pag 13 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $888,149 in 2011 to $824,462 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $277,275 and $927,391, respectively.

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

For the nine months ended September 30, 2012 and 2011, the Partnership declared distributions of $881,806 and $881,815, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $872,988 and $872,996 and the General Partners received distributions of $8,818 and $8,819 for the periods, respectively.

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $56,955 and $31,439 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.49 and $1.37 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first nine months of 2012, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 66 Limited Partners redeemed 1,326.39 Partnership Units for $993,269.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $32 in 2011.

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

Pag 15 of 17

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

Dated: November 12, 2012	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)