Form 10-K
period 2012-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2013-04-01
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 22,663.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,663,113.

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

The Partnership's properties were purchased without any indebtedness.  The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions.  If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units).  The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties.  The Partnership will not incur borrowings to pay distributions and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  During the second quarter of 2013, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote on whether to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.

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

Property Activity During the Last Three Years

As of December 31, 2009, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total cost of $18,132,742.  During the years ended December 31, 2010, 2011 and 2012, the Partnership sold five property interests and received net sale proceeds of $1,102,212, $1,457,405 and $423,084, which resulted in net gains of $253,923, $467,366 and $69,896, respectively.  During 2010, the Partnership expended $1,433,468 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2012, the Partnership owned a significant interest in nine properties with a total cost of $16,677,033.

Major Tenants

During 2012, five tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants in aggregate contributed 72% of total rental revenue in 2012.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2013 and future years.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2012.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

KinderCare Daycare Center Andover, MN	6/14/02	$1,264,207		KinderCare Learning Centers LLC	$145,447	$16.86

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$185,406	$63.83

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$112,772	$48.95

CarMax Auto Superstore Lithia Springs, GA (20%)	3/18/05	$1,885,231		CarMax Auto Superstores, Inc.	$146,286	$38.01

Applebee’s Restaurant Johnstown, PA (62%)	9/21/06	$1,682,887		B.T. Woodlipp, Inc.	$130,441	$40.51

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$256,001	$10.01

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,360,617		Bio-Medical Applications of Louisiana, LLC	$102,520	$21.93

Tractor Supply Company Store Rapid City, SD (63%)	8/6/09	$1,957,734		Tractor Supply Company	$141,750	$11.78

Scott & White Clinic College Station, TX (39%)	10/20/10	$1,433,468	(1)	Scott & White Healthcare	$120,120	$22.24

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

ITEM 2.  PROPERTIES.  (Continued)

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

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2012, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 1,215 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $11,758 and $11,758 were made to the General Partners and $1,163,988 and $1,163,992 were made to the Limited Partners for 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $93,728 and $41,138 in 2012 and 2011, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/12 to 10/31/12	10.00	$260.76	1,346.89(1)	(2)

11/1/12 to 11/30/12	--	--	--	--

12/1/12 to 12/31/12	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Results of Operations

For the years ended December 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $1,334,130 and $1,309,549, respectively.  In 2012, rental income increased due to additional rent received from rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,363,000 in 2013.

For the years ended December 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $212,740 and $227,579, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $64,487 and $38,889, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The increase in these expenses in 2012, when compared to 2011, is the result of costs incurred to repair the parking lot at one property.

For the years ended December 31, 2012 and 2011, the Partnership recognized interest income of $7,723 and $7,654, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $88,975, representing rental income less property management expenses of $19,079 and gain on disposal of real estate of $69,896.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $553,464, representing rental income less property management expenses and depreciation of $86,098 and gain on disposal of real estate of $467,366.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $338,776.

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

Liquidity and Capital Resources

During the years ended December 31, 2012 and 2011, the Partnership's cash balances increased $325,057 and $1,419,965, respectively, as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $1,142,483 in 2011 to $1,080,348 in 2012 as a result of a decrease in total rental and interest income in 2012, an increase in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $423,084 and $1,457,405, respectively.

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

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,175,746 and $1,175,750, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,163,988 and $1,163,992 and the General Partners received distributions of $11,758 and $11,758 for the years, respectively.

During 2012 and 2011, the Partnership distributed net sale proceeds of $94,675 and $41,554 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.14 and $1.81 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2012, two Limited Partners redeemed a total of 10 Partnership Units for $2,607 in accordance with the Partnership Agreement.  During, 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 66 Limited Partners redeemed 1,326.39 Partnership Units for $993,269.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $27 and $32 in 2012 and 2011, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheet as of December 31, 2012 and 2011	15

Statements for the Years Ended December 31, 2012 and 2011:

Income	16

Cash Flows	17

Changes in Partners’ Capital	18

Notes to Financial Statements	19 – 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY, HEUTAMKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$2,259,911	$1,934,854

Real Estate Held for Investment:
Land	4,403,667	4,413,700
Buildings and Equipment	12,273,366	12,286,382
Accumulated Depreciation	(2,930,639)	(2,448,341)
Real Estate Held for Investment, Net	13,746,394	14,251,741
Real Estate Held for Sale	0	338,776
Total Real Estate	13,746,394	14,590,517
Total Assets	$16,006,305	$16,525,371

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$41,189	$34,777
Distributions Payable	293,940	293,935
Unearned Rent	12,120	21,889
Total Current Liabilities	347,249	350,601

Partners’ Capital:
General Partners	686	4,646
Limited Partners – 24,000 Units authorized; 22,653 and 22,663 Units issued and outstanding in 2012 and 2011, respectively	15,658,370	16,170,124
Total Partners' Capital	15,659,056	16,174,770
Total Liabilities and Partners' Capital	$16,006,305	$16,525,371

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$1,334,130	$1,309,549

Expenses:
Partnership Administration – Affiliates	212,740	227,579
Partnership Administration and Property Management – Unrelated Parties	64,487	38,889
Depreciation	490,935	490,935
Total Expenses	768,162	757,403

Operating Income	565,968	552,146

Other Income:
Interest Income	7,723	7,654

Income from Continuing Operations	573,691	559,800

Income from Discontinued Operations	88,975	553,464

Net Income	$662,666	$1,113,264

Net Income Allocated:
General Partners	$7,825	$13,823
Limited Partners	654,841	1,099,441
Total	$662,666	$1,113,264

Income per Limited Partnership Unit:
Continuing Operations	$25.06	$24.45
Discontinued Operations	3.84	24.05
Total – Basic and Diluted	$28.90	$48.50

Weighted Average Units Outstanding – Basic and Diluted	22,661	22,671

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$662,666	$1,113,264

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	490,935	491,456
Gain on Sale of Real Estate	(69,896)	(467,366)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	6,412	10,250
Increase (Decrease) in Unearned Rent	(9,769)	(5,121)
Total Adjustments	417,682	29,219
Net Cash Provided By Operating Activities	1,080,348	1,142,483

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	423,084	1,457,405

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,175,741)	(1,176,764)
Redemption Payments	(2,634)	(3,159)
Net Cash Used For Financing Activities	(1,178,375)	(1,179,923)

Net Increase (Decrease) in Cash	325,057	1,419,965

Cash, beginning of year	1,934,854	514,889

Cash, end of year	$2,259,911	$1,934,854

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$2,613	$16,237,802	$16,240,415	22,673.61

Distributions Declared	(11,758)	(1,163,992)	(1,175,750)

Redemption Payments	(32)	(3,127)	(3,159)	(10.50)

Net Income	13,823	1,099,441	1,113,264

Balance, December 31, 2011	4,646	16,170,124	16,174,770	22,663.11

Distributions Declared	(11,758)	(1,163,988)	(1,175,746)

Redemption Payments	(27)	(2,607)	(2,634)	(10.00)

Net Income	7,825	654,841	662,666

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment and real estate held for sale.

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
DECEMBER 31, 2012 AND 2011

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

As of December 31, 2010, the Partnership owned a 20.4025% interest in a Winn-Dixie store.  The remaining interests in this property are owned by unrelated third parties.  AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, owned a 37% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2009, 2010 and 2011.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$212,740	$227,579

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $1,150 and $2,302 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$65,637	$41,191

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$21,329	$71,866

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Held for Investment –

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

The Partnership's properties are commercial, single-tenant buildings.  The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002.  The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The CarMax auto superstore was constructed in 2003 and acquired in 2005.  The Applebee’s restaurant in Johnstown, Pennsylvania was constructed in 1996 and acquired in 2006.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The Fresenius Medical Center was constructed and acquired in 2008.  The land for the Tractor Supply Company store was acquired in 2008 and construction of the store was completed in 2009.  The Scott & White Clinic was constructed and acquired in 2010.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

KinderCare, Andover, MN	$179,755	$1,084,452	$1,264,207	$457,276
Jared Jewelry, Hanover, MD	861,065	1,128,070	1,989,135	400,466
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	377,241
CarMax, Lithia Springs, GA	815,180	1,070,051	1,885,231	333,499
Applebee’s, Johnstown, PA	431,754	1,251,133	1,682,887	314,867
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	547,589
Fresenius Medical Center, Shreveport, LA	102,046	1,258,571	1,360,617	213,958
Tractor Supply, Rapid City, SD	588,967	1,368,767	1,957,734	184,785
Scott & White, College Station, TX	290,550	1,142,918	1,433,468	100,958
	$4,403,667	$12,273,366	$16,677,033	$2,930,639

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$1,358,017
2014	1,366,157
2015	1,386,254
2016	1,398,713
2017	1,345,950
Thereafter	3,874,323
$10,729,414

There were no contingent rents recognized in 2012 and 2011.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Sterling Jewelers Inc.	Retail	$298,178	$286,707
Best Buy Stores, L.P.	Retail	256,000	256,001
CarMax Auto Superstores, Inc.	Retail	146,286	146,612
Tractor Supply Company	Retail	141,750	141,750
KinderCare Learning Centers LLC	Child Care	138,836	148,537
Aggregate rent revenue of major tenants		$981,050	$979,607
Aggregate rent revenue of major tenants as a percentage of total rent revenue		72%	70%

(6)  Discontinued Operations –

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

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $338,776.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(6)  Discontinued Operations – (Continued)

During 2012 and 2011, the Partnership distributed net sale proceeds of $94,675 and $41,554 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.14 and $1.81 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2012	2011

Rental Income	$20,229	$88,921
Property Management Expenses	(1,150)	(2,302)
Depreciation	0	(521)
Gain on Disposal of Real Estate	69,896	467,366
Income from Discontinued Operations	$88,975	$553,464

(7)  Partners’ Capital –

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,175,746 and $1,175,750, respectively.  The Limited Partners received distributions of $1,163,988 and $1,163,992 and the General Partners received distributions of $11,758 and $11,758 for the years, respectively.  The Limited Partners' distributions represent $51.37 and $51.34 per Limited Partnership Unit outstanding using 22,661 and 22,671 weighted average Units in 2012 and 2011, respectively.  The distributions represent $28.78 and $48.36 per Unit of Net Income and $22.59 and $2.98 per Unit of return of capital in 2012 and 2011, respectively.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $93,728 and $41,138 in 2012 and 2011, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(7)  Partners’ Capital – (Continued)

During 2012, two Limited Partners redeemed a total of 10 Partnership Units for $2,607 in accordance with the Partnership Agreement.  During 2011, one Limited Partner redeemed a total of 10.5 Partnership Units for $3,127.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $27 and $32 in 2012 and 2011, respectively.

After the effect of redemptions, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $1,059.46 per original $1,000 invested.

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$662,666	$1,113,264

Depreciation for Tax Purposes Under Depreciation for Financial Reporting Purposes	146,997	126,168

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(9,768)	(5,122)

Gain on Sale of Real Estate for Tax Purposes Over Gain for Financial Reporting Purposes	1,621	33,870
Taxable Income to Partners	$801,516	$1,268,180

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2012	2011

Partners' Capital for Financial Reporting Purposes	$15,659,056	$16,174,770

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	938,887	790,269

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	12,120	21,888

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$19,818,106	$20,194,970

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2013:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2012, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$743,758

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,172,649

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,160,184

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$236,210

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2012

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$63,394

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$17,109	$16,861
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,109	$16,861

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

10.3
Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2005).

10.4
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

10.5
Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14, 2006).

10.6
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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)