Form 10-Q
period 2013-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2013-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$2,243,441	$2,259,911

Real Estate Held for Investment:
Land	4,403,667	4,403,667
Buildings and Equipment	12,273,366	12,273,366
Accumulated Depreciation	(3,053,373)	(2,930,639)
Real Estate Held for Investment, Net	13,623,660	13,746,394
Total Assets	$15,867,101	$16,006,305

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,797	$41,189
Distributions Payable	293,939	293,940
Unearned Rent	20,356	12,120
Total Current Liabilities	347,092	347,249

Partners’ Capital (Deficit):
General Partners	(704)	686
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	15,520,713	15,658,370
Total Partners' Capital	15,520,009	15,659,056
Total Liabilities and Partners' Capital	$15,867,101	$16,006,305

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$337,732	$331,879

Expenses:
Partnership Administration – Affiliates	51,104	54,938
Partnership Administration and Property Management – Unrelated Parties	10,576	10,738
Depreciation	122,734	122,734
Total Expenses	184,414	188,410

Operating Income	153,318	143,469

Other Income:
Interest Income	1,574	2,275

Income from Continuing Operations	154,892	145,744

Income from Discontinued Operations	0	10,189

Net Income	$154,892	$155,933

Net Income Allocated:
General Partners	$1,549	$1,559
Limited Partners	153,343	154,374
Total	$154,892	$155,933

Income per Limited Partnership Unit:
Continuing Operations	$6.77	$6.37
Discontinued Operations	0.00	.44
Total – Basic and Diluted	$6.77	$6.81

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,663

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$154,892	$155,933

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	122,734	122,734
Gain on Sale of Real Estate	0	(1,788)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(8,392)	(9,493)
Increase (Decrease) in Unearned Rent	8,236	41,689
Total Adjustments	122,578	153,142
Net Cash Provided By Operating Activities	277,470	309,075

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	16,200

Cash Flows from Financing Activities:
Distributions Paid to Partners	(293,940)	(293,936)

Net Increase (Decrease) in Cash	(16,470)	31,339

Cash, beginning of period	2,259,911	1,934,854

Cash, end of period	$2,243,441	$1,966,193

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(2,940)	(290,996)	(293,936)

Net Income	1,559	154,374	155,933

Balance, March 31, 2012	$3,265	$16,033,502	$16,036,767	22,663.11

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(2,939)	(291,000)	(293,939)

Net Income	1,549	153,343	154,892

Balance, March 31, 2013	$(704)	$15,520,713	$15,520,009	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

During the last three quarters of 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.

During the first three months of 2013 and 2012, the Partnership distributed net sale proceeds of $16,314 and $17,057 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.71 and $0.75 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$0	$8,501
Property Management Expenses	0	(100)
Gain on Disposal of Real Estate	0	1,788
Income from Discontinued Operations	$0	$10,189

(5)  Fair Value Measurements –

As of March 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $337,732 and $331,879, respectively.  In 2013, rental income increased due to additional rent received from rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,363,000 in 2013.

For the three months ended March 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $51,104 and $54,938, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,576 and $10,738, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2013 and 2012, the Partnership recognized interest income of $1,574 and $2,275, respectively.

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

During the last three quarters of 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Partnership's cash balances decreased $16,470 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2012, the Partnership's cash balances increased $31,339 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $309,075 in 2012 to $277,470 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2013.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012, the Partnership generated cash flow from the sale of real estate of $16,200.

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

For the three months ended March 31, 2013 and 2012, the Partnership declared distributions of $293,939 and $293,936, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $291,000 and $290,996 and the General Partners received distributions of $2,939 and $2,940 for the periods, respectively.

During the first three months of 2013 and 2012, the Partnership distributed net sale proceeds of $16,314 and $17,057 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.71 and $0.75 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first three months of 2013, the Partnership did not redeem any Units from the Limited Partners.  On October 1, 2012, two Limited Partners redeemed a total of 10 Partnership Units for $2,607 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 67 Limited Partners redeemed 1,336.89 Partnership Units for $996,396.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)