Form 10-Q
period 2013-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2013-08-15
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14 - 15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$2,213,242	$2,259,911

Real Estate Held for Investment:
Land	3,681,363	4,403,667
Buildings and Equipment	9,879,315	12,273,366
Accumulated Depreciation	(2,712,402)	(2,930,639)
Real Estate Held for Investment, Net	10,848,276	13,746,394
Real Estate Held for Sale	2,652,650	0
Total Real Estate	13,500,926	13,746,394
Total Assets	$15,714,168	$16,006,305

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$20,553	$41,189
Distributions Payable	293,939	293,940
Unearned Rent	21,210	12,120
Total Current Liabilities	335,702	347,249

Partners’ Capital (Deficit):
General Partners	(2,119)	686
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	15,380,585	15,658,370
Total Partners' Capital	15,378,466	15,659,056
Total Liabilities and Partners' Capital	$15,714,168	$16,006,305

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$276,286	$269,240	$551,378	$538,479

Expenses:
Partnership Administration – Affiliates	50,375	55,319	101,479	110,257
Partnership Administration and Property Management – Unrelated Parties	14,682	16,981	25,217	27,646
Depreciation	98,794	98,794	197,588	197,588
Total Expenses	163,851	171,094	324,284	335,491

Operating Income	112,435	98,146	227,094	202,988

Other Income:
Interest Income	1,577	1,951	3,151	4,226

Income from Continuing Operations	114,012	100,097	230,245	207,214

Income from Discontinued Operations	38,384	67,834	77,043	116,650

Net Income	$152,396	$167,931	$307,288	$323,864

Net Income Allocated:
General Partners	$1,524	$1,680	$3,073	$3,239
Limited Partners	150,872	166,251	304,215	320,625
Total	$152,396	$167,931	$307,288	$323,864

Income per Limited Partnership Unit:
Continuing Operations	$4.98	$4.37	$10.06	$9.05
Discontinued Operations	1.68	2.97	3.37	5.10
Total – Basic and Diluted	$6.66	$7.34	$13.43	$14.15

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,663	22,653	22,663

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$307,288	$323,864

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	245,468	245,468
Gain on Sale of Real Estate	0	(23,476)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(20,636)	9,965
Increase (Decrease) in Unearned Rent	9,090	30,670
Total Adjustments	233,922	262,627
Net Cash Provided By Operating Activities	541,210	586,491

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	145,922

Cash Flows from Financing Activities:
Distributions Paid to Partners	(587,879)	(587,871)

Net Increase (Decrease) in Cash	(46,669)	144,542

Cash, beginning of period	2,259,911	1,934,854

Cash, end of period	$2,213,242	$2,079,396

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(5,879)	(581,992)	(587,871)

Net Income	3,239	320,625	323,864

Balance, June 30, 2012	$2,006	$15,908,757	$15,910,763	22,663.11

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(5,878)	(582,000)	(587,878)

Net Income	3,073	304,215	307,288

Balance, June 30, 2013	$(2,119)	$15,380,585	$15,378,466	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

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

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  For the six months ended June 30, 2013, the net gain was $21,688.

On August 2, 2013, the Partnership sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $1,804,000, which resulted in a net gain of approximately $494,300.  At the time of sale, the cost and related accumulated depreciation was $1,433,468 and $123,816, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,309,652.

In June 2013, the Partnership entered into an agreement to sell the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,932,000, which will result in a net gain of approximately $589,000.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,342,998.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $35,123 and $42,015 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.53 and $1.84 per Limited Partnership Unit, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$62,640	$70,609	$125,280	$141,750
Property Management Expenses	(316)	(523)	(357)	(696)
Depreciation	(23,940)	(23,940)	(47,880)	(47,880)
Gain on Disposal of Real Estate	0	21,688	0	23,476
Income from Discontinued Operations	$38,384	$67,834	$77,043	$116,650

(6)  Fair Value Measurements –

As of June 30, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $551,378 and $538,479, respectively.  In 2013, rental income increased due to additional rent received from rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,107,000 in 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $101,479 and $110,257, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,217 and $27,646, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2013 and 2012, the Partnership recognized interest income of $3,151 and $4,226, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $77,043, representing rental income less property management expenses and depreciation.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $116,650, representing rental income less property management expenses and depreciation of $93,174 and gain on disposal of real estate of $23,476.

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  For the six months ended June 30, 2013, the net gain was $21,688.

On August 2, 2013, the Partnership sold the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $1,804,000, which resulted in a net gain of approximately $494,300.  At the time of sale, the cost and related accumulated depreciation was $1,433,468 and $123,816, respectively.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,309,652.

In June 2013, the Partnership entered into an agreement to sell the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,932,000, which will result in a net gain of approximately $589,000.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,342,998.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Partnership's cash balances decreased $46,669 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2012, the Partnership's cash balances increased $144,542 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $586,491 in 2012 to $541,210 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2013.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012, the Partnership generated cash flow from the sale of real estate of $145,922.

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

For the six months ended June 30, 2013 and 2012, the Partnership declared distributions of $587,878 and $587,871, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $582,000 and $581,992 and the General Partners received distributions of $5,879 and $5,879 for the periods, respectively.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $35,123 and $42,015 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.53 and $1.84 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the six months ended June 30, 2013 and 2012, the Partnership did not redeem any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 14, 2013	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)