Form 10-Q
period 2013-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2013-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$6,061,006	$2,259,911

Real Estate Held for Investment:
Land	3,681,363	4,403,667
Buildings and Equipment	9,879,315	12,273,366
Accumulated Depreciation	(2,811,196)	(2,930,639)
Real Estate Held for Investment, Net	10,749,482	13,746,394
Total Assets	$16,810,488	$16,006,305

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$126,744	$41,189
Distributions Payable	594,952	293,940
Unearned Rent	33,331	12,120
Total Current Liabilities	755,027	347,249

Partners’ Capital:
General Partners	11,221	686
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	16,044,240	15,658,370
Total Partners' Capital	16,055,461	15,659,056
Total Liabilities and Partners' Capital	$16,810,488	$16,006,305

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$278,308	$272,545	$829,686	$811,024

Expenses:
Partnership Administration – Affiliates	50,650	53,588	152,129	163,845
Partnership Administration and Property Management – Unrelated Parties	17,181	7,148	42,398	34,794
Depreciation	98,794	98,794	296,382	296,382
Total Expenses	166,625	159,530	490,909	495,021

Operating Income	111,683	113,015	338,777	316,003

Other Income:
Interest Income	3,126	1,859	6,277	6,085

Income from Continuing Operations	114,809	114,874	345,054	322,088

Income from Discontinued Operations	1,157,138	64,707	1,234,181	181,357

Net Income	$1,271,947	$179,581	$1,579,235	$503,445

Net Income Allocated:
General Partners	$19,290	$1,795	$22,363	$5,034
Limited Partners	1,252,657	177,786	1,556,872	498,411
Total	$1,271,947	$179,581	$1,579,235	$503,445

Income per Limited Partnership Unit:
Continuing Operations	$5.02	$5.02	$15.08	$14.07
Discontinued Operations	50.28	2.82	53.65	7.92
Total – Basic and Diluted	$55.30	$7.84	$68.73	$21.99

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,663	22,653	22,663

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$1,579,235	$503,445

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	344,262	368,202
Gain on Sale of Real Estate	(1,128,749)	(46,795)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	85,555	(2,434)
Increase (Decrease) in Unearned Rent	21,211	2,044
Total Adjustments	(677,721)	321,017
Net Cash Provided By Operating Activities	901,514	824,462

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	3,781,399	277,275

Cash Flows from Financing Activities:
Distributions Paid to Partners	(881,818)	(881,806)

Net Increase (Decrease) in Cash	3,801,095	219,931

Cash, beginning of period	2,259,911	1,934,854

Cash, end of period	$6,061,006	$2,154,785

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(8,818)	(872,988)	(881,806)

Net Income	5,034	498,411	503,445

Balance, September 30, 2012	$862	$15,795,547	$15,796,409	22,663.11

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(11,828)	(1,171,002)	(1,182,830)

Net Income	22,363	1,556,872	1,579,235

Balance, September 30, 2013	$11,221	$16,044,240	$16,055,461	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  For the nine months ended September 30, 2012, the net gain was $45,007.

On August 2, 2013, the Partnership sold its 39% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,822,494, which resulted in a net gain of $512,842.  At the time of sale, the cost and related accumulated depreciation was $1,433,468 and $123,816, respectively.

In June 2013, the Partnership entered into an agreement to sell its 62% interest in the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  On August 23, 2013, the sale closed with the Partnership receiving net sale proceeds of $1,958,905, which resulted in a net gain of $615,907.  At the time of sale, the cost and related accumulated depreciation was $1,682,887 and $339,889, respectively.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $388,083 and $56,955 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $16.96 and $2.49 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$28,567	$66,271	$153,847	$208,021
Property Management Expenses	(178)	(943)	(535)	(1,639)
Depreciation	0	(23,940)	(47,880)	(71,820)
Gain on Disposal of Real Estate	1,128,749	23,319	1,128,749	46,795
Income from Discontinued Operations	$1,157,138	$64,707	$1,234,181	$181,357

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements –

As of September 30, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $829,686 and $811,024, respectively.  In 2013, rental income increased due to additional rent received from rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $1,107,000 and $1,116,000 in 2013 and 2014, respectively.

For the nine months ended September 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $152,129 and $163,845, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $42,398 and $34,794, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2013 and 2012, the Partnership recognized interest income of $6,277 and $6,085, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $1,234,181, representing rental income less property management expenses and depreciation of $105,432 and gain on disposal of real estate of $1,128,749.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $181,357, representing rental income less property management expenses and depreciation of $134,562 and gain on disposal of real estate of $46,795.

On February 3, 2012, the Partnership sold its remaining 2.6811% interest in the Arby’s restaurant in Montgomery, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $16,200, which resulted in a net gain of $1,788.  The cost and related accumulated depreciation of the interest sold was $23,049 and $8,637, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership sold its remaining 8.8038% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $406,884, which resulted in a net gain of $68,108.  The cost and related accumulated depreciation of the interests sold was $408,060 and $69,284, respectively.  For the nine months ended September 30, 2012, the net gain was $45,007.

On August 2, 2013, the Partnership sold its 39% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,822,494, which resulted in a net gain of $512,842.  At the time of sale, the cost and related accumulated depreciation was $1,433,468 and $123,816, respectively.

In June 2013, the Partnership entered into an agreement to sell its 62% interest in the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  On August 23, 2013, the sale closed with the Partnership receiving net sale proceeds of $1,958,905, which resulted in a net gain of $615,907.  At the time of sale, the cost and related accumulated depreciation was $1,682,887 and $339,889, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Partnership's cash balances increased $3,801,095 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.  During the nine months ended September 30, 2012, the Partnership's cash balances increased $219,931 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $824,462 in 2012 to $901,514 in 2013 as a result of a decrease in Partnership administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2013.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $3,781,399 and $277,275, respectively.

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

For the nine months ended September 30, 2013 and 2012, the Partnership declared distributions of $1,182,830 and $881,806, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,171,002 and $872,988 and the General Partners received distributions of $11,828 and $8,818 for the periods, respectively.  In September 2013, the Partnership declared a special distribution of net sale proceeds of $303,030, which resulted in higher distributions declared in 2013 and a higher distributions payable at September 30, 2013.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $388,083 and $56,955 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $16.96 and $2.49 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the nine months ended September 30, 2013 and 2012, the Partnership did not redeem any Units from the Limited Partners.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)