Form 10-K
period 2013-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2014-03-31
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 22,653.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,653,113.

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

ITEM 1.  BUSINESS.  (Continued)

In January 2014, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Partnership owned a significant interest in eleven properties and a minor interest in two properties with a total cost of $18,327,700.  During the years ended December 31, 2011, 2012 and 2013, the Partnership sold six property interests and received net sale proceeds of $1,457,405, $423,084 and $3,781,399, which resulted in net gains of $467,366, $69,896 and $1,128,749, respectively.  As of December 31, 2013, the Partnership owned a significant interest in seven properties with a total cost of $13,560,678.

Major Tenants

During 2013, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 79% of total rental income in 2013.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2014.  The tenant of the CarMax auto superstore will likely not continue to be a major tenant as the Partnership is attempting to sell the property.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash sale-leaseback transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Partnership's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Partnership holds an undivided fee simple interest in the properties.

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2013.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

KinderCare Daycare Center Andover, MN	6/14/02	$1,264,207	KinderCare Learning Centers LLC	$145,447	$16.90

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135	Sterling Jewelers Inc.	$185,406	$63.83

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048	Sterling Jewelers Inc.	$112,772	$48.95

CarMax Auto Superstore Lithia Springs, GA (20%)	3/18/05	$1,885,231	CarMax Auto Superstores, Inc.	$146,286	$38.01

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706	Best Buy Stores, L.P.	$268,800	$10.51

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,360,617	Bio-Medical Applications of Louisiana, LLC	$112,772	$24.12

Tractor Supply Company Store Rapid City, SD (63%)	8/6/09	$1,957,734	Tractor Supply Company	$141,750	$11.78

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); CarMax auto superstore (AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Best Buy store (AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (AEI Income & Growth Fund 24 LLC); and Tractor Supply Company store (AEI Income & Growth Fund 27 LLC).

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

At December 31, 2013, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 1,205 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $14,747 and $11,758 were made to the General Partners and $1,460,005 and $1,163,988 were made to the Limited Partners for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $450,642 and $93,728 in 2013 and 2012, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during September of each year.  The purchase price of the Units is based on a formula specified in the Partnership Agreement.  Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the last three months of 2013, the Partnership did not purchase any Units.

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

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $961,708 and $937,283, respectively.  In 2013, rental income increased due to additional rent received from rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $969,000 in 2014.

For the years ended December 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $205,016 and $212,740, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,807 and $63,668, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The decrease in these expenses in 2013, when compared to 2012, is the result of costs incurred in 2012 to repair the parking lot at one property.

For the years ended December 31, 2013 and 2012, the Partnership recognized interest income of $10,412 and $7,723, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $1,337,329, representing rental income less property management expenses and depreciation of $208,580 and gain on disposal of real estate of $1,128,749.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $346,439, representing rental income less property management expenses of $276,543 and gain on disposal of real estate of $69,896.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.

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

Liquidity and Capital Resources

During the years ended December 31, 2013 and 2012, the Partnership's cash balances increased $3,294,049 and $325,057, respectively, as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $1,080,348 in 2012 to $989,420 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2013.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $3,781,399 and $423,084, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $1,474,752 and $1,175,746, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,460,005 and $1,163,988 and the General Partners received distributions of $14,747 and $11,758 for the years, respectively.  In September 2013, the Partnership declared a special distribution of net sale proceeds of $303,030, which resulted in higher distributions in 2013.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $455,194 and $94,675 in 2013 and 2012, respectively.  The Limited Partners received distributions of $450,642 and $93,728 and the General Partners received distributions of $4,552 and $947 for the years, respectively.  The Limited Partners’ distributions represented $19.88 and $4.14 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

During 2013, the Partnership did not redeem any Units from the Limited Partners.  During 2012, two Limited Partners redeemed a total of 10 Partnership Units for $2,607 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 67 Limited Partners redeemed 1,336.89 Partnership Units for $996,396.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheet as of December 31, 2013 and 2012	14

Statements for the Years Ended December 31, 2013 and 2012:

Income	15

Cash Flows	16

Changes in Partners’ Capital	17

Notes to Financial Statements	18 – 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$5,553,960	$2,259,911

Real Estate Held for Investment:
Land	2,866,183	4,403,667
Buildings and Equipment	8,809,264	12,273,366
Accumulated Depreciation	(2,533,686)	(2,930,639)
Real Estate Held for Investment, Net	9,141,761	13,746,394
Real Estate Held for Sale	1,508,930	0
Total Real Estate	10,650,691	13,746,394
Total Assets	$16,204,651	$16,006,305

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$11,049	$41,189
Distributions Payable	291,922	293,940
Unearned Rent	12,121	12,120
Total Current Liabilities	315,092	347,249

Partners’ Capital:
General Partners	11,205	686
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	15,878,354	15,658,370
Total Partners' Capital	15,889,559	15,659,056
Total Liabilities and Partners' Capital	$16,204,651	$16,006,305

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$961,708	$937,283

Expenses:
Partnership Administration – Affiliates	205,016	212,740
Partnership Administration and Property Management – Unrelated Parties	46,807	63,668
Depreciation	352,371	352,371
Total Expenses	604,194	628,779

Operating Income	357,514	308,504

Other Income:
Interest Income	10,412	7,723

Income from Continuing Operations	367,926	316,227

Income from Discontinued Operations	1,337,329	346,439

Net Income	$1,705,255	$662,666

Net Income Allocated:
General Partners	$25,266	$7,825
Limited Partners	1,679,989	654,841
Total	$1,705,255	$662,666

Income per Limited Partnership Unit:
Continuing Operations	$16.08	$13.82
Discontinued Operations	58.08	15.08
Total – Basic and Diluted	$74.16	$28.90

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,661

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,705,255	$662,666

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	443,053	490,935
Gain on Sale of Real Estate	(1,128,749)	(69,896)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(30,140)	6,412
Increase (Decrease) in Unearned Rent	1	(9,769)
Total Adjustments	(715,835)	417,682
Net Cash Provided By Operating Activities	989,420	1,080,348

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	3,781,399	423,084

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,476,770)	(1,175,741)
Redemption Payments	0	(2,634)
Net Cash Used For Financing Activities	(1,476,770)	(1,178,375)

Net Increase (Decrease) in Cash	3,294,049	325,057

Cash, beginning of year	2,259,911	1,934,854

Cash, end of year	$5,553,960	$2,259,911

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$4,646	$16,170,124	$16,174,770	22,663.11

Distributions Declared	(11,758)	(1,163,988)	(1,175,746)

Redemption Payments	(27)	(2,607)	(2,634)	(10.00)

Net Income	7,825	654,841	662,666

Balance, December 31, 2012	686	15,658,370	15,659,056	22,653.11

Distributions Declared	(14,747)	(1,460,005)	(1,474,752)

Net Income	25,266	1,679,989	1,705,255

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

In January 2014, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Partnership recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

Real Estate

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

Fair Value Measurements

As of December 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2013 and 2012.

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership’s properties are classified as one reportable segment.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Hanover, Maryland (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC); CarMax auto superstore (20% – AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership); Best Buy store (54% – AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (55% – AEI Income & Growth Fund 24 LLC); and Tractor Supply Company store (63% – AEI Income & Growth Fund 27 LLC).

The Partnership owned a 62% interest in an Applebee’s restaurant.  AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, owned a 38% interest in this property until the property was sold to an unrelated third party in 2013.  The Partnership owned a 39% interest in a Scott & White Clinic.  AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund 25 LLC owned the remaining 61% interest in this property until the property was sold to an unrelated third party in 2013.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$205,016	$212,740

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $871 and $1,969 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$47,678	$65,637

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$77,864	$21,329

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

KinderCare, Andover, MN	$179,755	$1,084,452	$1,264,207	$500,654
Jared Jewelry, Hanover, MD	861,065	1,128,070	1,989,135	445,589
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	424,643
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	658,963
Fresenius Medical Center, Shreveport, LA	102,046	1,258,571	1,360,617	264,301
Tractor Supply, Rapid City, SD	588,967	1,368,767	1,957,734	239,536
	$2,866,183	$8,809,264	$11,675,447	$2,533,686

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$1,115,596
2015	1,131,598
2016	1,137,516
2017	1,077,416
2018	693,235
Thereafter	3,811,628
$8,966,989

There were no contingent rents recognized in 2013 and 2012.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Sterling Jewelers Inc.	Retail	$298,178	$298,178
Best Buy Stores, L.P.	Retail	268,146	256,000
CarMax Auto Superstores, Inc.	Retail	146,286	146,286
KinderCare Learning Centers LLC	Child Care	145,447	138,836
Tractor Supply Company	Retail	141,750	141,750
Aggregate rental income of major tenants		$999,807	$981,050
Aggregate rental income of major tenants as a percentage of total rental income		79%	72%

(6)  Discontinued Operations –

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$300,133	$417,076
Property Management Expenses	(871)	(1,969)
Depreciation	(90,682)	(138,564)
Gain on Disposal of Real Estate	1,128,749	69,896
Income from Discontinued Operations	$1,337,329	$346,439

(7)  Partners’ Capital –

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $1,474,752 and $1,175,746, respectively.  The Limited Partners received distributions of $1,460,005 and $1,163,988 and the General Partners received distributions of $14,747 and $11,758 for the years, respectively.  The Limited Partners' distributions represented $64.45 and $51.37 per Limited Partnership Unit outstanding using 22,653 and 22,661 weighted average Units in 2013 and 2012, respectively.  The distributions represented $64.45 and $28.78 per Unit of Net Income and $0 and $22.59 per Unit of return of capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $455,194 and $94,675 in 2013 and 2012, respectively.  The Limited Partners received distributions of $450,642 and $93,728 and the General Partners received distributions of $4,552 and $947 for the years, respectively.  The Limited Partners’ distributions represented $19.88 and $4.14 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(7)  Partners’ Capital – (Continued)

During 2013, the Partnership did not redeem any Units from the Limited Partners.  During 2012, two Limited Partners redeemed a total of 10 Partnership Units for $2,607 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2012.

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$1,705,255	$662,666

Depreciation for Tax Purposes Under Depreciation for Financial Reporting Purposes	130,801	146,997

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	1	(9,768)

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	(179,700)	1,621
Taxable Income to Partners	$1,656,357	$801,516

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2013	2012

Partners' Capital for Financial Reporting Purposes	$15,889,559	$15,659,056

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	889,988	938,887

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	12,121	12,120

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$19,999,711	$19,818,106

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2014:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2013, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$743,758

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,377,665

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,238,048

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$246,405

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2013

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$67,946

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$17,625	$17,109
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,625	$17,109

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 12.

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)