Form 10-Q
period 2014-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2014-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$5,463,240	$5,553,960

Real Estate Held for Investment:
Land	2,866,183	2,866,183
Buildings and Equipment	8,809,264	8,809,264
Accumulated Depreciation	(2,621,779)	(2,533,686)
Real Estate Held for Investment, Net	9,053,668	9,141,761
Real Estate Held for Sale	0	1,508,930
Equity Method Investment Held for Sale	1,553,963	0
Total Real Estate	10,607,631	10,650,691
Total Assets	$16,070,871	$16,204,651

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$6,131	$11,049
Distributions Payable	291,922	291,922
Unearned Rent	33,331	12,121
Total Current Liabilities	331,384	315,092

Partners’ Capital:
General Partners	9,705	11,205
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	15,729,782	15,878,354
Total Partners' Capital	15,739,487	15,889,559
Total Liabilities and Partners' Capital	$16,070,871	$16,204,651

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$241,737	$238,520

Expenses:
Partnership Administration – Affiliates	55,459	51,104
Partnership Administration and Property Management – Unrelated Parties	19,914	10,485
Depreciation	88,093	88,093
Total Expenses	163,466	149,682

Operating Income	78,271	88,838

Other Income:
Interest Income	3,987	1,574

Income from Continuing Operations	82,258	90,412

Income from Discontinued Operations	59,592	64,480

Net Income	$141,850	$154,892

Net Income Allocated:
General Partners	$1,419	$1,549
Limited Partners	140,431	153,343
Total	$141,850	$154,892

Income per Limited Partnership Unit:
Continuing Operations	$3.60	$3.95
Discontinued Operations	2.60	2.82
Total – Basic and Diluted	$6.20	$6.77

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,653

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$141,850	$154,892

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	88,093	122,734
Income from Equity Method Investment Held for Sale	(32,864)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(4,918)	(8,392)
Increase (Decrease) in Unearned Rent	21,210	8,236
Total Adjustments	71,521	122,578
Net Cash Provided By Operating Activities	213,371	277,470

Cash Flows from Investing Activities:
Cash Paid for Equity Method Investment Held for Sale	(12,169)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(291,922)	(293,940)

Net Increase (Decrease) in Cash	(90,720)	(16,470)

Cash, beginning of period	5,553,960	2,259,911

Cash, end of period	$5,463,240	$2,243,441

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,508,930	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(2,939)	(291,000)	(293,939)

Net Income	1,549	153,343	154,892

Balance, March 31, 2013	$(704)	$15,520,713	$15,520,009	22,653.11

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(2,919)	(289,003)	(291,922)

Net Income	1,419	140,431	141,850

Balance, March 31, 2014	$9,705	$15,729,782	$15,739,487	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Partnership’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

(4)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(5) Equity Method Investment Held for Sale –

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5) Equity Method Investment Held for Sale – (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by distributions received by the Partnership.  As of March 31, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,508,930
Cash Contributed	12,169
Net Income	32,864
Distributions Received	0
Equity Method Investment Held for Sale	$1,553,963

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations –

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  On March 7, 2014, to facilitate the sale of the property, the Partnership contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 5.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.

During the first three months of 2014 and 2013, the Partnership distributed net sale proceeds of $85,146 and $16,314, respectively.  The Limited Partners received distributions of $84,295 and $16,151 and the General Partners received distributions of $851 and $163 for the periods, respectively.  The Limited Partners’ distributions represented $3.72 and $0.71 per Unit for the periods, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$26,740	$99,212
Property Management Expenses	(12)	(91)
Depreciation	0	(34,641)
Income from Equity Method Investment Held for Sale	32,864	0
Income from Discontinued Operations	$59,592	$64,480

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$26,728	$64,480
Investing Activities	$(12,169)	$0

(8)  Fair Value Measurements –

As of March 31, 2014 and December 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $241,737 and $238,520, respectively.  In 2014, rental income increased due to additional rent received from rent increases on two properties.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $969,000 in 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $55,459 and $51,104, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,914 and $10,485, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2014 and 2013, the Partnership recognized interest income of $3,987 and $1,574, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to two property sales in 2013.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014, the Partnership recognized income from discontinued operations of $59,592, representing rental income less property management expenses of $26,728 and income from an equity method investment held for sale of $32,864.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $64,480, representing rental income less property management expenses and depreciation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property are owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by distributions received by the Partnership.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Partnership's cash balances decreased $90,720 mainly as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2013, the Partnership's cash balances decreased $16,470 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $277,470 in 2013 to $213,371 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2014 and 2013, the Partnership did not complete any property acquisitions or property sales.  However, during the three months ended March 31, 2014, the Partnership paid cash for an equity method investment held for sale of $12,169.

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

For the three months ended March 31, 2014 and 2013, the Partnership declared distributions of $291,922 and $293,939, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $289,003 and $291,000 and the General Partners received distributions of $2,919 and $2,939 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $85,146 and $16,314 in 2013 and 2012, respectively.  The Limited Partners received distributions of $84,295 and $16,151 and the General Partners received distributions of $851 and $163 for the periods, respectively.  The Limited Partners’ distributions represented $3.72 and $0.71 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2014 and 2013, the Partnership did not redeem any Units from the Limited Partners.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)