Form 10-Q
period 2014-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2014-08-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$4,756,932	$5,553,960

Real Estate Held for Investment:
Land	3,566,183	2,866,183
Buildings and Equipment	10,216,447	8,809,264
Acquired Intangible Lease Assets	185,920	0
Real Estate Investments, at cost	13,968,550	11,675,447
Accumulated Depreciation and Amortization	(2,716,676)	(2,533,686)
Real Estate Held for Investment, Net	11,251,874	9,141,761
Real Estate Held for Sale	0	1,508,930
Equity Method Investment Held for Sale	433,446	0
Total Real Estate	11,685,320	10,650,691
Total Assets	$16,442,252	$16,204,651

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$24,882	$11,049
Distributions Payable	291,922	291,922
Unearned Rent	47,027	12,121
Total Current Liabilities	363,831	315,092

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	79,687	0

Partners’ Capital:
General Partners	12,296	11,205
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	15,986,438	15,878,354
Total Partners' Capital	15,998,734	15,889,559
Total Liabilities and Partners' Capital	$16,442,252	$16,204,651

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$257,674	$239,715	$499,411	$478,235

Expenses:
Partnership Administration – Affiliates	52,851	50,375	108,310	101,479
Partnership Administration and Property Management – Unrelated Parties	12,769	14,559	32,683	25,044
Property Acquisition	25,820	0	25,820	0
Depreciation and Amortization	94,897	88,093	182,990	176,186
Total Expenses	186,337	153,027	349,803	302,709

Operating Income	71,337	86,688	149,608	175,526

Other Income:
Interest Income	3,365	1,577	7,352	3,151

Income from Continuing Operations	74,702	88,265	156,960	178,677

Income from Discontinued Operations	476,467	64,131	536,059	128,611

Net Income	$551,169	$152,396	$693,019	$307,288

Net Income Allocated:
General Partners	$5,511	$1,524	$6,930	$3,073
Limited Partners	545,658	150,872	686,089	304,215
Total	$551,169	$152,396	$693,019	$307,288

Income per Limited Partnership Unit:
Continuing Operations	$3.26	$3.86	$6.86	$7.81
Discontinued Operations	20.83	2.80	23.43	5.62
Total – Basic and Diluted	$24.09	$6.66	$30.29	$13.43

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,653	22,653	22,653

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$693,019	$307,288

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	182,074	245,468
Income from Equity Method Investment Held for Sale	(512,347)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,833	(20,636)
Increase (Decrease) in Unearned Rent	34,906	9,090
Total Adjustments	(281,534)	233,922
Net Cash Provided By Operating Activities	411,485	541,210

Cash Flows from Investing Activities:
Investments in Real Estate	(2,212,500)	0
Cash Paid for Equity Method Investment Held for Sale	(12,169)	0
Distributions from Equity Method Investment Held for Sale	1,600,000	0
Net Cash Provided By (Used For) Investing Activities	(624,669)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(583,844)	(587,879)

Net Increase (Decrease) in Cash	(797,028)	(46,669)

Cash, beginning of period	5,553,960	2,259,911

Cash, end of period	$4,756,932	$2,213,242

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$1,508,930	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(5,878)	(582,000)	(587,878)

Net Income	3,073	304,215	307,288

Balance, June 30, 2013	$(2,119)	$15,380,585	$15,378,466	22,653.11

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(5,839)	(578,005)	(583,844)

Net Income	6,930	686,089	693,019

Balance, June 30, 2014	$12,296	$15,986,438	$15,998,734	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies –

Real Estate

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Summary of Significant Accounting Policies – (Continued)

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

(4) Recently Adopted Accounting Standards –

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

(5)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Real Estate Held for Investment –

On May 29, 2014, the Partnership purchased a 50% interest in a Tractor Supply Company store in Canton, Georgia for $2,212,500.  The Partnership allocated $185,920 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles and allocated $80,603 to Acquired Below-Market Lease Intangibles. The Partnership incurred $25,820 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.3 years (as of the date of purchase) and annual rent of $164,355 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

For the six months ended June 30, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $2,113 and $0, respectively, and the increase to rental income for below-market leases was $916 and $0, respectively.  For lease intangibles not held for sale at June 30, 2014, the weighted average remaining life is 87 months, the estimated amortization expense is $25,353 and the estimated increase to rental income is $10,991 for each of the next five succeeding years.

On July 3, 2014, the Partnership purchased a 30% interest in a Gander Mountain store in Champaign, Illinois for $2,122,500.  The property is leased to Gander Mountain Company under a Lease Agreement with a remaining primary term of 14.9 years and annual rent of $167,772 for the interest purchased.  The remaining interests in the property were purchased by AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP, affiliates of the Partnership.

(7) Equity Method Investment Held for Sale –

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7) Equity Method Investment Held for Sale – (Continued)

The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment in CMLS is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by distributions received by the Partnership.  As of June 30, 2014, the investment balance consists of the following:

Real Estate Contributed	$1,508,930
Cash Contributed	12,169
Net Income	512,347
Distributions Received	(1,600,000)
Equity Method Investment Held for Sale	$433,446

(8)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(9)  Discontinued Operations –

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  On March 7, 2014, to facilitate the sale of the property, the Partnership contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 7.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(9)  Discontinued Operations – (Continued)

During the first six months of 2014 and 2013, the Partnership distributed net sale proceeds of $163,115 and $35,123, respectively.  The Limited Partners received distributions of $161,484 and $34,772 and the General Partners received distributions of $1,631 and $351 for the periods, respectively.  The Limited Partners’ distributions represented $7.13 and $1.53 per Unit for the periods, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$0	$99,211	$26,740	$198,423
Property Management Expenses	(3,016)	(439)	(3,028)	(530)
Depreciation	0	(34,641)	0	(69,282)
Income from Equity Method Investment Held for Sale	479,483	0	512,347	0
Income from Discontinued Operations	$476,467	$64,131	$536,059	$128,611

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(3,016)	$98,772	$23,712	$197,893
Investing Activities	$1,600,000	$0	$1,587,831	$0

(10)  Fair Value Measurements –

As of June 30, 2014 and December 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

Carrying Value of Properties

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

Allocation of Expenses

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $499,411 and $478,235, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2014 and rent increases on two properties.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,149,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $108,310 and $101,479, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,683 and $25,044, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2014, the Partnership incurred property acquisition expenses of $25,820 related to the purchase of the Tractor Supply Company store in Canton, Georgia.

For the six months ended June 30, 2014 and 2013, the Partnership recognized interest income of $7,352 and $3,151, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to two property sales in 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Partnership recognized income from discontinued operations of $536,059, representing rental income less property management expenses of $23,712 and income from an equity method investment held for sale of $512,347.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $128,611, representing rental income less property management expenses and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Partnership's cash balances decreased $797,028 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash distributions received from an equity method investment held for sale.  During the six months ended June 30, 2013, the Partnership's cash balances decreased $46,669 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $541,210 in 2013 to $411,485 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $25,820 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including distributions from an equity method investment held for sale.  During the six months ended June 30, 2014, the Partnership expended $2,212,500 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the six months ended June 30, 2014, the Partnership paid cash for an equity method investment held for sale of $12,169.  During the six months ended June 30, 2014, the Partnership received distributions from an equity method investment of $1,600,000.  The source of all but a small portion of these distributions was proceeds from the sale of the CarMax Auto Superstore as discussed above.

On May 29, 2014, the Partnership purchased a 50% interest in a Tractor Supply Company store in Canton, Georgia for $2,212,500.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.3 years (as of the date of purchase) and annual rent of $164,355 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

On July 3, 2014, the Partnership purchased a 30% interest in a Gander Mountain store in Champaign, Illinois for $2,122,500.  The property is leased to Gander Mountain Company under a Lease Agreement with a remaining primary term of 14.9 years and annual rent of $167,772 for the interest purchased.  The remaining interests in the property were purchased by AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP, affiliates of the Partnership.

The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.  Redemption payments are paid to redeeming Partners on a semi-annual basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2014 and 2013, the Partnership declared distributions of $583,844 and $587,878, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $578,005 and $582,000 and the General Partners received distributions of $5,839 and $5,878 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $163,115 and $35,123 in 2014 and 2013, respectively.  The Limited Partners received distributions of $161,484 and $34,772 and the General Partners received distributions of $1,631 and $351 for the periods, respectively.  The Limited Partners’ distributions represented $7.13 and $1.53 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the six months ended June 30, 2014 and 2013, the Partnership did not redeem any Units from the Limited Partners.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the period covered by this report, the Partnership did not purchase any Units.

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

Dated: August 12, 2014	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)