Form 10-Q
period 2014-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2014-11-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		22

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$4,041,018	$5,553,960

Real Estate Held for Investment:
Land	3,484,216	2,866,183
Buildings and Equipment	10,126,971	8,809,264
Acquired Intangible Lease Assets	522,129	0
Real Estate Investments, at cost	14,133,316	11,675,447
Accumulated Depreciation and Amortization	(2,561,150)	(2,533,686)
Real Estate Held for Investment, Net	11,572,166	9,141,761
Equity Method Investments	995,375	0
Real Estate Held for Sale	0	1,508,930
Total Real Estate	12,567,541	10,650,691
Total Assets	$16,608,559	$16,204,651

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$43,454	$11,049
Distributions Payable	291,922	291,922
Unearned Rent	35,215	12,121
Total Current Liabilities	370,591	315,092

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	76,939	0

Partners’ Capital:
General Partners	13,920	11,205
Limited Partners – 24,000 Units authorized; 22,653 Units issued and outstanding	16,147,109	15,878,354
Total Partners' Capital	16,161,029	15,889,559
Total Liabilities and Partners' Capital	$16,608,559	$16,204,651

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$313,659	$241,737	$813,070	$719,972

Expenses:
Partnership Administration – Affiliates	57,078	50,650	165,388	152,129
Partnership Administration and Property Management – Unrelated Parties	11,194	17,018	43,877	42,062
Property Acquisition	30,653	0	56,473	0
Depreciation and Amortization	120,510	88,093	303,500	264,279
Total Expenses	219,435	155,761	569,238	458,470

Operating Income	94,224	85,976	243,832	261,502

Other Income:
Income from Equity Method Investment	258,367	0	258,367	0
Interest Income	2,097	3,126	9,449	6,277
Total Other Income	260,464	3,126	267,816	6,277

Income from Continuing Operations	354,688	89,102	511,648	267,779

Income from Discontinued Operations	99,528	1,182,845	635,587	1,311,456

Net Income	$454,216	$1,271,947	$1,147,235	$1,579,235

Net Income Allocated:
General Partners	$4,542	$19,290	$11,472	$22,363
Limited Partners	449,674	1,252,657	1,135,763	1,556,872
Total	$454,216	$1,271,947	$1,147,235	$1,579,235

Income per Limited Partnership Unit:
Continuing Operations	$15.50	$3.89	$22.36	$11.70
Discontinued Operations	4.35	51.41	27.78	57.03
Total – Basic and Diluted	$19.85	$55.30	$50.14	$68.73

Weighted Average Units Outstanding – Basic and Diluted	22,653	22,653	22,653	22,653

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,147,235	$1,579,235

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	299,836	344,262
Gain on Sale of Real Estate	0	(1,128,749)
Income from Equity Method Investments	(870,359)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	32,405	85,555
Increase (Decrease) in Unearned Rent	23,094	21,211
Total Adjustments	(515,024)	(677,721)
Net Cash Provided By Operating Activities	632,211	901,514

Cash Flows from Investing Activities:
Investments in Real Estate	(4,335,000)	0
Proceeds from Sale of Real Estate	0	3,781,399
Cash Paid for Equity Method Investments	(37,488)	0
Proceeds from Equity Method Investments	3,103,100	0
Net Cash Provided By (Used For) Investing Activities	(1,269,388)	3,781,399

Cash Flows from Financing Activities:
Distributions Paid to Partners	(875,765)	(881,818)

Net Increase (Decrease) in Cash	(1,512,942)	3,801,095

Cash, beginning of period	5,553,960	2,259,911

Cash, end of period	$4,041,018	$6,061,006

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investment	$3,190,628	$0

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(11,828)	(1,171,002)	(1,182,830)

Net Income	22,363	1,556,872	1,579,235

Balance, September 30, 2013	$11,221	$16,044,240	$16,055,461	22,653.11

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(8,757)	(867,008)	(875,765)

Net Income	11,472	1,135,763	1,147,235

Balance, September 30, 2014	$13,920	$16,147,109	$16,161,029	22,653.11

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(6)  Real Estate Held for Investment –

On May 29, 2014, the Partnership purchased a 50% interest in a Tractor Supply Company store in Canton, Georgia for $2,212,500.  The Partnership allocated $185,920 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles and allocated $80,603 to Acquired Below-Market Lease Intangibles. The Partnership incurred $25,958 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.3 years (as of the date of purchase) and annual rent of $164,355 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Real Estate Held for Investment – (Continued)

On July 3, 2014, the Partnership purchased a 30% interest in a Gander Mountain store in Champaign, Illinois for $2,122,500.  The Partnership allocated $336,209 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $30,515 of acquisition expenses related to the purchase that were expensed.  The property is leased to Gander Mountain Company under a Lease Agreement with a remaining primary term of 14.9 years and annual rent of $167,772 for the interest purchased.  The remaining interests in the property were purchased by AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP, affiliates of the Partnership.

For the nine months ended September 30, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $12,229 and $0, and the increase to rental income for below-market leases was $3,664 and $0, respectively.  For lease intangibles not held for sale as of September 30, 2014, the weighted average remaining life is 143 months for in-place lease intangibles and 84 months for below-market leases, the estimated amortization expense is $48,019 and the estimated increase to rental income is $10,991 for each of the next five succeeding years.

(7) Equity Method Investments –

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7) Equity Method Investments – (Continued)

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  From August 29, 2014 to September 30, 2014, ANLP sold 45.737% of its Class A ownership interests to investors and redeemed 45.737% of the Class B ownership interests from the Partnership and affiliated entities.  During October 2014, ANLP sold the remaining 54.263% of its Class A ownership interests to investors and redeemed 54.263% of the Class B ownership interests from the Partnership and affiliated entities.

The investments in CMLS and ANLP are recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  As of September 30, 2014, the investment balances consist of the following:

	CMLS	ANLP	Total
Real Estate Contributed	$1,508,930	$1,681,698	$3,190,628
Cash Contributed	12,169	25,319	37,488
Net Income – Rental Activity	32,956	9,148	42,104
Net Income – Gain on Sale of Real Estate	579,036	249,219	828,255
Distributions from Net Rental Income	(32,956)	(9,148)	(42,104)
Proceeds from Sale of Class B Interests	(2,087,044)	(973,952)	(3,060,996)
Equity Method Investments	$13,091	$982,284	$995,375

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

During the first nine months of 2014 and 2013, the Partnership distributed net sale proceeds of $200,478 and $388,083, respectively.  The Limited Partners received distributions of $198,473 and $384,202 and the General Partners received distributions of $2,005 and $3,881 for the periods, respectively.  The Limited Partners’ distributions represented $8.76 and $16.95 per Unit for the periods, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$0	$65,138	$26,740	$263,561
Property Management Expenses	(117)	(341)	(3,145)	(871)
Depreciation	0	(10,701)	0	(79,983)
Income from Equity Method Investment Held for Sale	99,645	0	611,992	0
Gain on Disposal of Real Estate	0	1,128,749	0	1,128,749
Income from Discontinued Operations	$99,528	$1,182,845	$635,587	$1,311,456

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(117)	$64,797	$23,595	$262,690
Investing Activities	$520,000	$3,781,399	$2,107,831	$3,781,399

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(10)  Fair Value Measurements –

As of September 30, 2014 and December 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with managing partner of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $813,070 and $719,972, respectively.  In 2014, rental income increased due to additional rent received from two property acquisitions in 2014 and rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $1,105,000 and $1,180,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $165,388 and $152,129, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $43,877 and $42,062, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2014, the Partnership incurred property acquisition expenses of $25,958 related to the purchase of the Tractor Supply Company store in Canton, Georgia and $30,515 related to the Gander Mountain store in Champaign, Illinois.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From August 29, 2014 to September 30, 2014, ANLP sold 45.737% of its Class A ownership interests to investors and redeemed 45.737% of the Class B ownership interests from the Partnership and affiliated entities.  During October 2014, ANLP sold the remaining 54.263% of its Class A ownership interests to investors and redeemed 54.263% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DST as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Partnership’s share of net income of ANLP was $258,367.

For the nine months ended September 30, 2014 and 2013, the Partnership recognized interest income of $9,449 and $6,277, respectively.  In 2014, interest income increased primarily due to the Partnership having more money invested in a money market account due to two property sales in 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Partnership recognized income from discontinued operations of $635,587, representing rental income less property management expenses of $23,595 and income from an equity method investment held for sale of $611,992.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $1,311,456, representing rental income less property management expenses and depreciation of $182,707 and gain on disposal of real estate of $1,128,749.

On August 2, 2013, the Partnership sold its 39% interest in the Scott & White Clinic in College Station, Texas to an unrelated third party.  The Partnership received net sale proceeds of $1,822,494, which resulted in a net gain of $512,842.  At the time of sale, the cost and related accumulated depreciation was $1,433,468 and $123,816, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.  The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  For the nine months ended September 30, 2014, the Partnership’s share of net income of CMLS was $611,992.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Partnership's cash balances decreased $1,512,942 as a result of cash used to purchase property, distributions paid to the Partners in excess of cash generated from operating activities, and cash paid for equity method investments, which were partially offset by proceeds received from equity method investments.  During the nine months ended September 30, 2013, the Partnership's cash balances increased $3,801,095 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $901,514 in 2013 to $632,211 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $56,473 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the nine months ended September 30, 2014, the Partnership expended $4,335,000 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the nine months ended September 30, 2014, the Partnership paid cash for equity method investments of $37,488.  During the nine months ended September 30, 2013, the Partnership generated cash flow from the sale of real estate of $3,781,399.  During the nine months ended September 30, 2014, the Partnership received proceeds from equity method investments of $3,103,100.  All but a small portion of these proceeds were generated from the sales of the CarMax Auto Superstore and the Tractor Supply Company store as discussed above.

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

For the nine months ended September 30, 2014 and 2013, the Partnership declared distributions of $875,765 and $1,182,830, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $867,008 and $1,171,002 and the General Partners received distributions of $8,757 and $11,828 for the periods, respectively.  In September 2013, the Partnership declared a special distribution of net sale proceeds of $303,030, which resulted in higher distributions declared in 2013.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $200,478 and $388,083 in 2014 and 2013, respectively.  The Limited Partners received distributions of $198,473 and $384,202 and the General Partners received distributions of $2,005 and $3,881 for the periods, respectively.  The Limited Partners’ distributions represented $8.76 and $16.95 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the nine months ended September 30, 2014 and 2013, the Partnership did not redeem any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)