Form 10-K
period 2014-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2015-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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
☐ Yes    ☒ No

As of June 30, 2014, there were 22,653.113 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,653,113.

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

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2011, the Partnership owned a significant interest in nine properties and a minor interest in two properties with a total cost of $17,108,142.  During the years ended December 31, 2012, 2013, and 2014, the Partnership sold six property interests and received net sale proceeds of $423,084, $3,781,399 and $4,328,842, which resulted in net gains of $69,896, $1,128,749 and $1,100,726, respectively.  During 2014, the Partnership expended $4,335,000 to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2014, the Partnership owned a significant interest in seven properties with a total cost of $14,052,713.

Major Tenants

During 2014, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 80% of total rental income in 2014.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2015.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2014.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

KinderCare Daycare Center Andover, MN	6/14/02	$1,264,207		KinderCare Learning Centers LLC	$145,447	$16.90

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$185,406	$63.83

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$124,049	$53.85

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$268,800	$10.51

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,360,617		Bio-Medical Applications of Louisiana, LLC	$112,772	$24.12

Tractor Supply Company Store Canton, GA (50%)	5/29/14	$2,212,500	(1)	Tractor Supply Company	$164,355	$13.76

Gander Mountain Store Champaign, IL (30%)	7/3/14	$2,122,500	(1)	Gander Mountain Company	$167,772	$14.17

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); Best Buy store (AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (AEI Income & Growth Fund 24 LLC); Tractor Supply Company store in Canton, Georgia (AEI Accredited Investor Fund V LP); and Gander Mountain store (AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP).

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2014, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2014, there were 1,159 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $11,677 and $14,747 were made to the General Partners and $1,156,010 and $1,460,005 were made to the Limited Partners for 2014 and 2013, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $259,820 and $450,642 in 2014 and 2013, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/14 to 10/31/14	824.40	$797.59	2,171.29(1)	(2)

11/1/14 to 11/30/14	--	--	--	--

12/1/14 to 12/31/14	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $1,105,149 and $961,708, respectively.  In 2014, rental income increased due to additional rent received from two property acquisitions in 2014 and rent increases on two properties.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Rapid City, South Dakota.  Based on the scheduled rent for the properties as of February 28, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,180,000 in 2015.

For the years ended December 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $221,349 and $205,016, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,344 and $46,807, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2014, the Partnership incurred property acquisition expenses of $27,970 related to the purchase of the Tractor Supply Company store in Canton, Georgia and $34,052 related to the Gander Mountain store in Champaign, Illinois.

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in CMLS, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in ANLP is recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment is stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DST as well as distributions from net rental income.  For the year ended December 31, 2014, the Partnership’s share of net income of ANLP was $521,659.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2014 and 2013, the Partnership recognized interest income of $11,890 and $10,412, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2014, the Partnership recognized income from discontinued operations of $647,377, representing rental income less property management expenses of $23,595 and income from an equity method investment held for sale of $623,782.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $1,337,329, representing rental income less property management expenses and depreciation of $208,580 and gain on disposal of real estate of $1,128,749.

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.  The investment in CMLS is recorded using the equity method of accounting in the accompanying financial statements.  For the year ended December 31, 2014, the Partnership’s share of net income of CMLS was $623,782.

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

Liquidity and Capital Resources

During the year ended December 31, 2014, the Partnership's cash balances decreased $1,013,040 as a result of cash used to purchase property, cash paid for equity method investments, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.  During the year ended December 31, 2013, the Partnership's cash balances increased $3,294,049 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $989,420 in 2013 to $817,757 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $62,022 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the year ended December 31, 2014, the Partnership expended $4,335,000 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the year ended December 31, 2014, the Partnership paid cash for equity method investments of $37,488.  During the year ended December 31, 2013, the Partnership generated cash flow from the sale of real estate of $3,781,399.  During the year ended December 31, 2014, the Partnership received proceeds from equity method investments of $4,373,557.  All but a small portion of these proceeds were generated from the sales of the CarMax Auto Superstore and the Tractor Supply Company store in Rapid City as discussed above.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

The Partnership's primary use of cash flow, other than investment in real estate, is distribution payments to Partners and cash used to repurchase Units.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.  The Partnership may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $1,167,687 and $1,474,752, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,156,010 and $1,460,005 and the General Partners received distributions of $11,677 and $14,747 for the years, respectively.  In September 2013, the Partnership declared a special distribution of net sale proceeds of $303,030, which resulted in higher distributions declared in 2013.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $262,444 and $455,194 in 2014 and 2013, respectively.  The Limited Partners received distributions of $259,820 and $450,642 and the General Partners received distributions of $2,624 and $4,552 for the years, respectively.  The Limited Partners’ distributions represented $11.57 and $19.88 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

On October 1, 2014, the Partnership repurchased a total of 824.40 Units for $657,537 from 41 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During 2013, the Partnership did not repurchase any Units from the Limited Partners.  In prior years, the Partnership repurchased a total of 1,346.89 Units for $999,003 from 69 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,641 in 2014.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2014 and 2013	18

Statements for the Years Ended December 31, 2014 and 2013:

Income	19

Cash Flows	20

Changes in Partners’ Capital	21

Notes to Financial Statements	22 – 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2014 and 2013, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 27, 2015

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$4,540,920	$5,553,960

Real Estate Investments:
Land	3,484,216	2,866,183
Buildings	10,126,971	8,809,264
Acquired Intangible Lease Assets	522,129	0
Real Estate Held for Investment, at cost	14,133,316	11,675,447
Accumulated Depreciation and Amortization	(2,674,423)	(2,533,686)
Real Estate Held for Investment, Net	11,458,893	9,141,761
Real Estate Held for Sale	0	1,508,930
Total Real Estate Investments	11,458,893	10,650,691
Total Assets	$15,999,813	$16,204,651

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$30,299	$11,049
Distributions Payable	291,921	291,922
Unearned Rent	12,121	12,121
Total Current Liabilities	334,341	315,092

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	74,191	0

Partners’ Capital:
General Partners	10,980	11,205
Limited Partners – 24,000 Units authorized; 21,829 and 22,653 Units issued and outstanding as of December 31, 2014 and 2013, respectively	15,580,301	15,878,354
Total Partners' Capital	15,591,281	15,889,559
Total Liabilities and Partners' Capital	$15,999,813	$16,204,651

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013

Rental Income	$1,105,149	$961,708

Expenses:
Partnership Administration – Affiliates	221,349	205,016
Partnership Administration and Property Management – Unrelated Parties	52,344	46,807
Property Acquisition	62,022	0
Depreciation and Amortization	416,773	352,371
Total Expenses	752,488	604,194

Operating Income	352,661	357,514

Other Income:
Income from Equity Method Investment	521,659	0
Interest Income	11,890	10,412
Total Other Income	533,549	10,412

Income from Continuing Operations	886,210	367,926

Income from Discontinued Operations	647,377	1,337,329

Net Income	$1,533,587	$1,705,255

Net Income Allocated:
General Partners	$18,093	$25,266
Limited Partners	1,515,494	1,679,989
Total	$1,533,587	$1,705,255

Income per Limited Partnership Unit:
Continuing Operations	$39.01	$16.08
Discontinued Operations	28.50	58.08
Total – Basic and Diluted	$67.51	$74.16

Weighted Average Units Outstanding – Basic and Diluted	22,447	22,653

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013

Cash Flows from Operating Activities:
Net Income	$1,533,587	$1,705,255

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	410,361	443,053
Gain on Sale of Real Estate	0	(1,128,749)
Income from Equity Method Investments	(1,145,441)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	19,250	(30,140)
Increase (Decrease) in Unearned Rent	0	1
Total Adjustments	(715,830)	(715,835)
Net Cash Provided By Operating Activities	817,757	989,420

Cash Flows from Investing Activities:
Investments in Real Estate	(4,335,000)	0
Proceeds from Sale of Real Estate	0	3,781,399
Cash Paid for Equity Method Investments	(37,488)	0
Proceeds from Equity Method Investments	4,373,557	0
Net Cash Provided By Investing Activities	1,069	3,781,399

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,167,688)	(1,476,770)
Repurchase of Partnership Units	(664,178)	0
Net Cash Used For Financing Activities	(1,831,866)	(1,476,770)

Net Increase (Decrease) in Cash	(1,013,040)	3,294,049

Cash, beginning of year	5,553,960	2,259,911

Cash, end of year	$4,540,920	$5,553,960

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate in Exchange for Equity Method Investments	$3,190,628	$0

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$686	$15,658,370	$15,659,056	22,653.11

Distributions Declared	(14,747)	(1,460,005)	(1,474,752)

Net Income	25,266	1,679,989	1,705,255

Balance, December 31, 2013	11,205	15,878,354	15,889,559	22,653.11

Distributions Declared	(11,677)	(1,156,010)	(1,167,687)

Repurchase of Partnership Units	(6,641)	(657,537)	(664,178)	(824.40)

Net Income	18,093	1,515,494	1,533,587

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2011, and with few exceptions, is no longer subject to state tax examinations for tax years before 2011.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

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

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 25 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2014 and 2013.

Fair Value Measurements

As of December 31, 2014 and 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2014 and 2013.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Adopted Accounting Standards

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

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Hanover, Maryland (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC); Best Buy store (54% – AEI Income & Growth Fund 23 LLC and AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (55% – AEI Income & Growth Fund 24 LLC); Tractor Supply Company store in Canton, Georgia (50% – AEI Accredited Investor Fund V LP); and Gander Mountain store (30% – AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP).

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(3)  Related Party Transactions – (Continued)

During 2014, the Partnership sold its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  The remaining interests in the property that were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, were also sold in 2014.  During 2014, the Partnership sold its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota.  The remaining interest in the property that was owned by AEI Income & Growth Fund 25 LLC was also sold in 2014.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2014	2013

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$221,349	$205,016

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $3,145 and $871 of expenses related to Discontinued Operations in 2014 and 2013, respectively.	$55,489	$47,678

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$62,022	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$129,657	$77,864

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The KinderCare daycare center in Andover, Minnesota was constructed in 1998 and acquired in 2002.  The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The Fresenius Medical Center was constructed and acquired in 2008.  The Tractor Supply Company store in Canton, Georgia was constructed in 2006 and acquired in 2014.  The Gander Mountain store was constructed in 1994 and renovated and acquired in 2014.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2014 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

KinderCare, Andover, MN	$179,755	$1,084,452	$1,264,207	$544,032
Jared Jewelry, Hanover, MD	861,065	1,128,070	1,989,135	490,712
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	472,045
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	770,337
Fresenius Medical Center, Shreveport, LA	102,046	1,258,571	1,360,617	314,644
Tractor Supply, Canton, GA	700,000	1,407,183	2,107,183	32,834
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	25,586
	$3,484,216	$10,126,971	$13,611,187	$2,650,190

For the years ended December 31, 2014 and 2013, the Partnership recognized depreciation expense from continuing operations of $392,540 and $352,371, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments – (Continued)

On May 29, 2014, the Partnership purchased a 50% interest in a Tractor Supply Company store in Canton, Georgia for $2,212,500.  The Partnership allocated $185,920 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles and allocated $80,603 to Acquired Below-Market Lease Intangibles. The Partnership incurred $27,970 of acquisition expenses related to the purchase that were expensed.  The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.3 years (as of the date of purchase) and annual rent of $164,355 for the interest purchased.

On July 3, 2014, the Partnership purchased a 30% interest in a Gander Mountain store in Champaign, Illinois for $2,122,500.  The Partnership allocated $336,209 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $34,052 of acquisition expenses related to the purchase that were expensed.  The property is leased to Gander Mountain Company under a Lease Agreement with a remaining primary term of 14.9 years and annual rent of $167,772 for the interest purchased.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 140 and 0 months, respectively)	$522,129	$24,233	$0	$0

Acquired Below-Market Lease Intangibles (weighted average life of 81 and 0 months, respectively)	$80,603	$6,412	$0	$0

For the years ended December 31, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $24,233 and $0 and the increase to rental income for below-market leases was $6,412 and $0, respectively.  For lease intangibles not held for sale at December 31, 2014, the estimated amortization expense is $48,019 and the estimated increase to rental income is $10,991 for each of the next five succeeding years.

For properties owned as of December 31, 2014, the minimum future rent payments required by the leases are as follows:
2015	$1,168,601
2016	1,176,574
2017	1,122,637
2018	738,456
2019	671,739
Thereafter	2,398,932
$7,276,939

There were no contingent rents recognized in 2014 and 2013.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Equity Method Investments –

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

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”) in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Equity Method Investments – (Continued)

The investments in CMLS and ANLP are recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  As of December 31, 2014, the investment balances consist of the following:
	CMLS	ANLP	Total
Real Estate Contributed	$1,508,930	$1,681,698	$3,190,628
Cash Contributed	12,169	25,319	37,488
Net Income – Rental Activity	32,965	11,750	44,715
Net Income – Gain on Sale of Real Estate	590,817	509,909	1,100,726
Distributions from Net Rental Income	(32,965)	(11,750)	(44,715)
Proceeds from Sale of Class B Interests	(2,111,916)	(2,216,926)	(4,328,842)
Equity Method Investments	$0	$0	$0

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2014	2013

Sterling Jewelers Inc.	Retail	$298,178	$298,178
Best Buy Stores, L.P.	Retail	268,800	268,146
Tractor Supply Company	Retail	196,968	141,750
KinderCare Learning Centers LLC	Child Care	145,447	145,447
CarMax Auto Superstores, Inc.	Retail	N/A	146,286
Aggregate rental income of major tenants		$909,393	$999,807
Aggregate rental income of major tenants as a percentage of total rental income		80%	79%

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2014	2013

Rental Income	$26,740	$300,133
Property Management Expenses	(3,145)	(871)
Depreciation	0	(90,682)
Income from Equity Method Investment Held for Sale	623,782	0
Gain on Disposal of Real Estate	0	1,128,749
Income from Discontinued Operations	$647,377	$1,337,329

	2014	2013

Cash Flows from Discontinued Operations:
Operating Activities	$23,595	$299,262
Investing Activities	$2,132,712	$3,781,399

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(8)  Partners’ Capital –

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $1,167,687 and $1,474,752, respectively.  The Limited Partners received distributions of $1,156,010 and $1,460,005 and the General Partners received distributions of $11,677 and $14,747 for the years, respectively.  The Limited Partners' distributions represented $51.50 and $64.45 per Limited Partnership Unit outstanding using 22,447 and 22,653 weighted average Units in 2014 and 2013, respectively.  The distributions represented $51.50 and $64.45 per Unit of Net Income in 2014 and 2013, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $262,444 and $455,194 in 2014 and 2013, respectively.  The Limited Partners received distributions of $259,820 and $450,642 and the General Partners received distributions of $2,624 and $4,552 for the years, respectively.  The Limited Partners’ distributions represented $11.57 and $19.88 per Unit for the years, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

On October 1 2014, the Partnership repurchased a total of 824.40 Units for $657,537 from 41 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During 2013, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,641 in 2014.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2014	2013

Net Income for Financial Reporting Purposes	$1,533,587	$1,705,255

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	129,852	130,801

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	0	1

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	62,022	0

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	(195,505)	(179,700)
Taxable Income to Partners	$1,529,956	$1,656,357

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2014	2013

Partners' Capital for Financial Reporting Purposes	$15,591,281	$15,889,559

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	886,357	889,988

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	12,121	12,121

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$19,697,802	$19,999,711

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 45 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 70, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2015.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 55, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2015.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2014.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2014 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2015:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2014 and 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2014, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2014.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2014

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$805,780

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,599,014

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,367,705

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$255,458

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2014

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$77,211

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013

Audit Fees	$18,154	$17,625
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,154	$17,625

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

(a) (1) A list of the financial statements contained herein is set forth on page 16.

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 27, 2015	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 27, 2015
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 27, 2015
Patrick W. Keene	(Principal Accounting Officer)