Form 10-Q
period 2015-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2015-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$4,499,334	$4,540,920

Real Estate Investments:
Land	3,484,216	3,484,216
Buildings	10,126,971	10,126,971
Acquired Intangible Lease Assets	522,129	522,129
Real Estate Held for Investment, at cost	14,133,316	14,133,316
Accumulated Depreciation and Amortization	(2,787,698)	(2,674,423)
Real Estate Held for Investment, Net	11,345,618	11,458,893
Total Assets	$15,844,952	$15,999,813

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,141	$30,299
Distributions Payable	281,814	291,921
Unearned Rent	35,214	12,121
Total Current Liabilities	349,169	334,341

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	71,443	74,191

Partners’ Capital:
General Partners	9,311	10,980
Limited Partners – 24,000 Units authorized; 21,829 Units issued and outstanding as of 3/31/15 and 12/31/14	15,415,029	15,580,301
Total Partners' Capital	15,424,340	15,591,281
Total Liabilities and Partners' Capital	$15,844,952	$15,999,813

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$294,898	$241,737

Expenses:
Partnership Administration – Affiliates	57,244	55,459
Partnership Administration and Property Management – Unrelated Parties	12,746	19,914
Depreciation and Amortization	113,275	88,093
Total Expenses	183,265	163,466

Operating Income	111,633	78,271

Other Income:
Interest Income	3,240	3,987

Income from Continuing Operations	114,873	82,258

Income from Discontinued Operations	0	59,592

Net Income	$114,873	$141,850

Net Income Allocated:
General Partners	$1,149	$1,419
Limited Partners	113,724	140,431
Total	$114,873	$141,850

Income per Limited Partnership Unit:
Continuing Operations	$5.21	$3.60
Discontinued Operations	.00	2.60
Total – Basic and Diluted	$5.21	$6.20

Weighted Average Units Outstanding – Basic and Diluted	21,829	22,653

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$114,873	$141,850

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	110,527	88,093
Income from Equity Method Investments	0	(32,864)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	1,842	(4,918)
Increase (Decrease) in Unearned Rent	23,093	21,210
Total Adjustments	135,462	71,521
Net Cash Provided By (Used For) Operating Activities	250,335	213,371

Cash Flows from Investing Activities:
Cash Paid for Equity Method Investments	0	(12,169)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(291,921)	(291,922)

Net Increase (Decrease) in Cash	(41,586)	(90,720)

Cash, beginning of period	4,540,920	5,553,960

Cash, end of period	$4,499,334	$5,463,240

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investments	$0	$1,508,930

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(2,919)	(289,003)	(291,922)

Net Income	1,419	140,431	141,850

Balance, March 31, 2014	$9,705	$15,729,782	$15,739,487	22,653.11

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(2,818)	(278,996)	(281,814)

Net Income	1,149	113,724	114,873

Balance, March 31, 2015	$9,311	$15,415,029	$15,424,340	21,828.71

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

(3)  Real Estate Investments –

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

(4) Equity Method Investments –

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investments – (Continued)

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

The investments in CMLS and ANLP were recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments were stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  During 2014, the investment balances consisted of the following:

Activity Through March 31, 2014:	CMLS	ANLP	Total
Real Estate Contributed (at carrying value)	$1,508,930	$0	$1,508,930
Cash Contributed	12,169	0	12,169
Net Income – Rental Activity	9,697	0	9,697
Net Income – Gain on Sale of Real Estate	23,167	0	23,167
Equity Method Investments at March 31, 2014	1,553,963	0	1,553,963
Activity After March 31, 2014:
Real Estate Contributed (at carrying value)	0	1,681,698	1,681,698
Cash Contributed	0	25,319	25,319
Net Income – Rental Activity	23,268	11,750	35,018
Net Income – Gain on Sale of Real Estate	567,650	509,909	1,077,559
Distributions from Net Rental Income	(32,965)	(11,750)	(44,715)
Proceeds from Sale of Class B Interests	(2,111,916)	(2,216,926)	(4,328,842)
Equity Method Investments at December 31, 2014	$0	$0	$0

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations –

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  On March 7, 2014, to facilitate the sale of the property, the Partnership contributed its interest in the property via a limited liability company to CM Lithia Springs DST as described in Note 4.

During the first three months of 2015 and 2014, the Partnership distributed net sale proceeds of $56,414 and $85,146, respectively.  The Limited Partners received distributions of $55,850 and $84,295 and the General Partners received distributions of $564 and $851 for the periods, respectively.  The Limited Partners’ distributions represented $2.56 and $3.72 per Unit for the periods, respectively.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2015	2014

Rental Income	$0	$26,740
Property Management Expenses	0	(12)
Income from Equity Method Investment Held for Sale	0	32,864
Income from Discontinued Operations	$0	$59,592

	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$26,728
Investing Activities	$0	$(12,169)

(7)  Fair Value Measurements –

As of March 31, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Partnership recognized rental income from continuing operations of $294,898 and $241,737, respectively.  In 2015, rental income increased due to additional rent received from two property acquisitions in 2014 and a rent increase on one property.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Rapid City, South Dakota.  Based on the scheduled rent for the properties as of April 30, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,180,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $57,244 and $55,459, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,746 and $19,914, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2015 and 2014, the Partnership recognized interest income of $3,240 and $3,987, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment was stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the three months ended March 31, 2014, the Partnership’s share of net income of CMLS was $32,864.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Partnership's cash balances decreased $41,586 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2014, the Partnership's cash balances decreased $90,720 mainly as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $213,371 in 2014 to $250,335 in 2015 as a result of an increase in total rental and interest income in 2015, a decrease in Partnership administration and property management expenses in 2015, and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the three months ended March 31, 2015 and 2014, the Partnership did not complete any property acquisitions or property sales.  However, during the three months ended March 31, 2014, the Partnership paid cash for an equity method investment of $12,169.

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

For the three months ended March 31, 2015 and 2014, the Partnership declared distributions of $281,814 and $291,922, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $278,996 and $289,003 and the General Partners received distributions of $2,818 and $2,919 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $56,414 and $85,146 in 2015 and 2014.  The Limited Partners received distributions of $55,850 and $84,295 and the General Partners received distributions of $564 and $851 for the periods, respectively.  The Limited Partners’ distributions represented $2.56 and $3.72 per Unit for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2015 and 2014, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)