Form 10-Q
period 2015-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2015-08-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$3,529,832	$4,540,920

Real Estate Investments:
Land	3,484,216	3,484,216
Buildings	10,126,971	10,126,971
Acquired Intangible Lease Assets	522,129	522,129
Real Estate Held for Investment, at cost	14,133,316	14,133,316
Accumulated Depreciation and Amortization	(2,900,973)	(2,674,423)
Real Estate Held for Investment, Net	11,232,343	11,458,893
Total Assets	$14,762,175	$15,999,813

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,682	$30,299
Distributions Payable	270,502	291,921
Unearned Rent	35,215	12,121
Total Current Liabilities	338,399	334,341

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	68,695	74,191

Partners’ Capital (Deficit):
General Partners	(1,383)	10,980
Limited Partners – 24,000 Units authorized; 20,710 and 21,829 Units issued and outstanding as of 6/30/15 and 12/31/14, respectively	14,356,464	15,580,301
Total Partners' Capital	14,355,081	15,591,281
Total Liabilities and Partners' Capital	$14,762,175	$15,999,813

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$294,898	$257,674	$589,796	$499,411

Expenses:
Partnership Administration – Affiliates	56,236	52,851	113,480	108,310
Partnership Administration and Property Management – Unrelated Parties	15,072	12,769	27,818	32,683
Property Acquisition	0	25,820	0	25,820
Depreciation and Amortization	113,275	94,897	226,550	182,990
Total Expenses	184,583	186,337	367,848	349,803

Operating Income	110,315	71,337	221,948	149,608

Other Income:
Interest Income	2,554	3,365	5,794	7,352

Income from Continuing Operations	112,869	74,702	227,742	156,960

Income from Discontinued Operations	0	476,467	0	536,059

Net Income	$112,869	$551,169	$227,742	$693,019

Net Income Allocated:
General Partners	$1,128	$5,511	$2,277	$6,930
Limited Partners	111,741	545,658	225,465	686,089
Total	$112,869	$551,169	$227,742	$693,019

Income per Limited Partnership Unit:
Continuing Operations	$5.40	$3.26	$10.60	$6.86
Discontinued Operations	.00	20.83	.00	23.43
Total – Basic and Diluted	$5.40	$24.09	$10.60	$30.29

Weighted Average Units Outstanding – Basic and Diluted	20,710	22,653	21,270	22,653

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$227,742	$693,019

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	221,054	182,074
Income from Equity Method Investment Held for Sale	0	(512,347)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	2,383	13,833
Increase (Decrease) in Unearned Rent	23,094	34,906
Total Adjustments	246,531	(281,534)
Net Cash Provided By (Used For) Operating Activities	474,273	411,485

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,212,500)
Cash Paid for Equity Method Investment Held for Sale	0	(12,169)
Distributions from Equity Method Investment Held for Sale	0	1,600,000
Net Cash Provided By (Used For) Investing Activities	0	(624,669)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(573,735)	(583,844)
Repurchase of Partnership Units	(911,626)	0
Net Cash Provided By (Used For) Financing Activities	(1,485,361)	(583,844)

Net Increase (Decrease) in Cash	(1,011,088)	(797,028)

Cash, beginning of period	4,540,920	5,553,960

Cash, end of period	$3,529,832	$4,756,932

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$1,508,930

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(5,839)	(578,005)	(583,844)

Net Income	6,930	686,089	693,019

Balance, June 30, 2014	$12,296	$15,986,438	$15,998,734	22,653.11

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(5,523)	(546,793)	(552,316)

Repurchase of Partnership Units	(9,117)	(902,509)	(911,626)	(1,118.25)

Net Income	2,277	225,465	227,742

Balance, June 30, 2015	$(1,383)	$14,356,464	$14,355,081	20,710.46

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 17, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investments – (Continued)

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”) in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.

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

Activity Through June 30, 2014:	CMLS	ANLP	Total
Real Estate Contributed (at carrying value)	$1,508,930	$0	$1,508,930
Cash Contributed	12,169	0	12,169
Net Income – Rental Activity	32,163	0	32,163
Net Income – Gain on Sale of Real Estate	480,184	0	480,184
Distributions from Net Rental Income	(32,163)	0	(32,163)
Proceeds from Sale of Class B Interests	(1,567,837)	0	(1,567,837)
Equity Method Investments at June 30, 2014	433,446	0	433,446
Activity After June 30, 2014:
Real Estate Contributed (at carrying value)	0	1,681,698	1,681,698
Cash Contributed	0	25,319	25,319
Net Income – Rental Activity	802	11,750	12,552
Net Income – Gain on Sale of Real Estate	110,633	509,909	620,542
Distributions from Net Rental Income	(802)	(11,750)	(12,552)
Proceeds from Sale of Class B Interests	(544,079)	(2,216,926)	(2,761,005)
Equity Method Investments at December 31, 2014	$0	$0	$0

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$26,740
Property Management Expenses	0	(3,016)	0	(3,028)
Income from Equity Method Investment Held for Sale	0	479,483	0	512,347
Income from Discontinued Operations	$0	$476,467	$0	$536,059

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(3,016)	$0	$23,712
Investing Activities	$0	$1,600,000	$0	$1,587,831

(7)  Partners’ Capital –

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $552,316 and $583,844, respectively.  The Limited Partners received distributions of $546,793 and $578,005 and the General Partners received distributions of $5,523 and $5,839 for the periods, respectively.  The Limited Partners' distributions represented $25.71 and $25.52 per Limited Partnership Unit outstanding using 21,270 and 22,653 weighted average Units in 2015 and 2014, respectively.  The distributions represented $10.60 and $25.52 per Unit of Net Income and $15.11 and $0 per Unit of return of contributed capital for the periods, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $103,520 and $163,115 in 2015 and 2014, respectively.  The Limited Partners received distributions of $102,485 and $161,484 and the General Partners received distributions of $1,035 and $1,631 for the periods, respectively.  The Limited Partners’ distributions represented $4.81 and $7.13 per Unit for the periods, respectively.

On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During the first six months of 2014, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $9,117 in 2015.

(8)  Fair Value Measurements –

As of June 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $589,796 and $499,411, respectively.  In 2015, rental income increased due to additional rent received from two property acquisitions in 2014 and a rent increase on one property.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Rapid City, South Dakota.  Based on the scheduled rent for the properties as of July 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,180,000 in 2015.

For the six months ended June 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $113,480 and $108,310, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,818 and $32,683, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2014, the Partnership incurred property acquisition expenses of $25,820 related to the purchase of the Tractor Supply Company store in Canton, Georgia.

For the six months ended June 30, 2015 and 2014, the Partnership recognized interest income of $5,794 and $7,352, respectively.

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

The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment was stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of CMLS as well as distributions from net rental income.  For the six months ended June 30, 2014, the Partnership’s share of net income of CMLS was $512,347.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Partnership's cash balances decreased $1,011,088 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2014, the Partnership's cash balances decreased $797,028 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash distributions received from an equity method investment held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $411,485 in 2014 to $474,273 in 2015 as a result of an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $25,820 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the six months ended June 30, 2014, the Partnership expended $2,212,500 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the same period, the Partnership paid cash for an equity method investment held for sale of $12,169.  During the same period, the Partnership received proceeds from an equity method investment of $1,600,000.  All but a small portion of these proceeds were generated from the sale of the CarMax Auto Superstore as discussed above.

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

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $552,316 and $583,844, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $546,793 and $578,005 and the General Partners received distributions of $5,523 and $5,839 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $103,520 and $163,115 in 2015 and 2014, respectively.  The Limited Partners received distributions of $102,485 and $161,484 and the General Partners received distributions of $1,035 and $1,631 for the periods, respectively.  The Limited Partners’ distributions represented $4.81 and $7.13 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During the first six months of 2014, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $9,117 in 2015.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	1,118.25	$807.07	3,289.54(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)