Form 10-Q
period 2015-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2015-11-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$3,481,106	$4,540,920

Real Estate Investments:
Land	3,484,216	3,484,216
Buildings	10,126,971	10,126,971
Acquired Intangible Lease Assets	522,129	522,129
Real Estate Held for Investment, at cost	14,133,316	14,133,316
Accumulated Depreciation and Amortization	(3,014,248)	(2,674,423)
Real Estate Held for Investment, Net	11,119,068	11,458,893
Total Assets	$14,600,174	$15,999,813

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$19,458	$30,299
Distributions Payable	270,502	291,921
Unearned Rent	35,215	12,121
Total Current Liabilities	325,175	334,341

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	65,947	74,191

Partners’ Capital (Deficit):
General Partners	(2,843)	10,980
Limited Partners – 24,000 Units authorized; 20,710 and 21,829 Units issued and outstanding as of 9/30/15 and 12/31/14, respectively	14,211,895	15,580,301
Total Partners' Capital	14,209,052	15,591,281
Total Liabilities and Partners' Capital	$14,600,174	$15,999,813

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$294,898	$313,659	$884,694	$813,070

Expenses:
Partnership Administration – Affiliates	52,025	57,078	165,505	165,388
Partnership Administration and Property Management – Unrelated Parties	7,668	11,194	35,486	43,877
Property Acquisition	0	30,653	0	56,473
Depreciation and Amortization	113,275	120,510	339,825	303,500
Total Expenses	172,968	219,435	540,816	569,238

Operating Income	121,930	94,224	343,878	243,832

Other Income:
Income from Equity Method Investment	0	258,367	0	258,367
Interest Income	2,543	2,097	8,337	9,449
Total Other Income	2,543	260,464	8,337	267,816

Income from Continuing Operations	124,473	354,688	352,215	511,648

Income from Discontinued Operations	0	99,528	0	635,587

Net Income	$124,473	$454,216	$352,215	$1,147,235

Net Income Allocated:
General Partners	$1,245	$4,542	$3,522	$11,472
Limited Partners	123,228	449,674	348,693	1,135,763
Total	$124,473	$454,216	$352,215	$1,147,235

Income per Limited Partnership Unit:
Continuing Operations	$5.95	$15.50	$16.54	$22.36
Discontinued Operations	.00	4.35	.00	27.78
Total – Basic and Diluted	$5.95	$19.85	$16.54	$50.14

Weighted Average Units Outstanding – Basic and Diluted	20,710	22,653	21,083	22,653

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$352,215	$1,147,235

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	331,581	299,836
Income from Equity Method Investments	0	(870,359)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(10,841)	32,405
Increase (Decrease) in Unearned Rent	23,094	23,094
Total Adjustments	343,834	(515,024)
Net Cash Provided By (Used For) Operating Activities	696,049	632,211

Cash Flows from Investing Activities:
Investments in Real Estate	0	(4,335,000)
Cash Paid for Equity Method Investments	0	(37,488)
Proceeds from Equity Method Investments	0	3,103,100
Net Cash Provided By (Used For) Investing Activities	0	(1,269,388)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(844,237)	(875,765)
Repurchase of Partnership Units	(911,626)	0
Net Cash Provided By (Used For) Financing Activities	(1,755,863)	(875,765)

Net Increase (Decrease) in Cash	(1,059,814)	(1,512,942)

Cash, beginning of period	4,540,920	5,553,960

Cash, end of period	$3,481,106	$4,041,018

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate (at carrying value) in Exchange for Equity Method Investment	$0	$3,190,628

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(8,757)	(867,008)	(875,765)

Net Income	11,472	1,135,763	1,147,235

Balance, September 30, 2014	$13,920	$16,147,109	$16,161,029	22,653.11

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(8,228)	(814,590)	(822,818)

Repurchase of Partnership Units	(9,117)	(902,509)	(911,626)	(1,118.25)

Net Income	3,522	348,693	352,215

Balance, September 30, 2015	$(2,843)	$14,211,895	$14,209,052	20,710.46

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

(4) Equity Method Investments –

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”), a Delaware statutory trust (“DST”), in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchased Class A ownership interests in CMLS, the proceeds received were used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in CMLS.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4) Equity Method Investments – (Continued)

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”) in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  From September 5, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2014, the Partnership had no ongoing interest in ANLP.

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

Activity Through September 30, 2014:	CMLS	ANLP	Total
Real Estate Contributed (at carrying value)	$1,508,930	$1,681,698	$3,190,628
Cash Contributed	12,169	25,319	37,488
Net Income – Rental Activity	32,956	9,148	42,104
Net Income – Gain on Sale of Real Estate	579,036	249,219	828,255
Distributions from Net Rental Income	(32,956)	(9,148)	(42,104)
Proceeds from Sale of Class B Interests	(2,087,044)	(973,952)	(3,060,996)
Equity Method Investments at September 30, 2014	13,091	982,284	995,375
Activity After September 30, 2014:
Net Income – Rental Activity	9	2,602	2,611
Net Income – Gain on Sale of Real Estate	11,781	260,690	272,471
Distributions from Net Rental Income	(9)	(2,602)	(2,611)
Proceeds from Sale of Class B Interests	(24,872)	(1,242,974)	(1,267,846)
Equity Method Investments at December 31, 2014	$0	$0	$0

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$0	$0	$0	$26,740
Property Management Expenses	0	(117)	0	(3,145)
Income from Equity Method Investment Held for Sale	0	99,645	0	611,992
Income from Discontinued Operations	$0	$99,528	$0	$635,587

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(117)	$0	$23,595
Investing Activities	$0	$520,000	$0	$2,107,831

(7)  Partners’ Capital –

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $822,818 and $875,765, respectively.  The Limited Partners received distributions of $814,590 and $867,008 and the General Partners received distributions of $8,228 and $8,757 for the periods, respectively.  The Limited Partners' distributions represented $38.64 and $38.27 per Limited Partnership Unit outstanding using 21,083 and 22,653 weighted average Units in 2015 and 2014, respectively.  The distributions represented $16.54 and $38.27 per Unit of Net Income and $22.10 and $0 per Unit of return of contributed capital for the periods, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $139,022 and $200,478 in 2015 and 2014, respectively.  The Limited Partners received distributions of $137,632 and $198,473 and the General Partners received distributions of $1,390 and $2,005 for the periods, respectively.  The Limited Partners’ distributions represented $6.51 and $8.76 per Unit for the periods, respectively.

On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During the first nine months of 2014, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $9,117 in 2015.

(8)  Fair Value Measurements –

As of September 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $884,694 and $813,070, respectively.  In 2015, rental income increased due to additional rent received from two property acquisitions in 2014 and a rent increase on one property.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Rapid City, South Dakota.  Based on the scheduled rent for the properties as of October 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $1,180,000 and $1,188,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $165,505 and $165,388, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,486 and $43,877, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2014, the Partnership incurred property acquisition expenses of $25,958 related to the purchase of the Tractor Supply Company store in Canton, Georgia and $30,515 related to the Gander Mountain store in Champaign, Illinois.

On August 29, 2014, to facilitate the sale of its 63% interest in the Tractor Supply Company store in Rapid City, South Dakota, the Partnership contributed the property via a limited liability company to AEI Net Lease Portfolio DST (“ANLP”), a Delaware statutory trust (“DST”), in exchange for 16.95% of the Class B ownership interests in ANLP.  The remaining interest in the property, owned by an affiliated entity, along with two other properties owned by two other affiliated entities, were also contributed to ANLP in exchange for 83.05% of the Class B ownership interests in ANLP.  In addition, cash was contributed for working capital.  A DST is a recognized mechanism for selling property to investors who are looking for replacement real estate to complete like-kind exchanges under Section 1031 of the Internal Revenue Code.  As investors purchase Class A ownership interests in ANLP, the proceeds received will be used to redeem, on a one-for-one basis, the Class B ownership interests of the Partnership and affiliated entities.  From August 29, 2014 to October 30, 2014, ANLP sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities.  As of December 31, 2014, the Partnership had no ongoing interest in ANLP.

The investment in ANLP was recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investment was stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DST as well as distributions from net rental income.  For the nine months ended September 30, 2014, the Partnership’s share of net income of ANLP was $258,367.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2015 and 2014, the Partnership recognized interest income of $8,337 and $9,449, respectively.

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

In the fourth quarter of 2013, the Partnership decided to sell its 20% interest in the CarMax Auto Superstore in Lithia Springs, Georgia.  At December 31, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $1,508,930.  The remaining interests in the property were owned by three affiliated entities, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 25 LLC and AEI Private Net Lease Millennium Fund Limited Partnership.  On March 7, 2014, to facilitate the sale of the property, the Partnership and affiliated entities contributed their respective interests in the property via a limited liability company to CM Lithia Springs DST (“CMLS”) in exchange for Class B ownership interests in CMLS.  In addition, a small amount of cash was contributed for working capital.  From March 13, 2014 to July 25, 2014, CMLS sold 100% of its Class A ownership interests to investors and redeemed 100% of the Class B ownership interests from the Partnership and affiliated entities. As of December 31, 2014, the Partnership had no ongoing interest in CMLS.  The investment in CMLS was recorded using the equity method of accounting in the accompanying financial statements.  For the nine months ended September 30, 2014, the Partnership’s share of net income of CMLS was $611,992.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Partnership's cash balances decreased $1,059,814 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2014, the Partnership's cash balances decreased $1,512,942 as a result of cash used to purchase property, distributions paid to the Partners in excess of cash generated from operating activities, and cash paid for equity method investments, which were partially offset by proceeds received from equity method investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $632,211 in 2014 to $696,049 in 2015 as a result of an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $56,473 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the nine months ended September 30, 2014, the Partnership expended $4,335,000 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the same period, the Partnership paid cash for equity method investments of $37,488.  During the same period, the Partnership received proceeds from an equity method investment of $3,103,100.  All but a small portion of these proceeds were generated from the sales of the CarMax Auto Superstore and the Tractor Supply Company store as discussed above.

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

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $822,818 and $875,765, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $814,590 and $867,008 and the General Partners received distributions of $8,228 and $8,757 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $139,022 and $200,478 in 2015 and 2014, respectively.  The Limited Partners received distributions of $137,632 and $198,473 and the General Partners received distributions of $1,390 and $2,005 for the periods, respectively.  The Limited Partners’ distributions represented $6.51 and $8.76 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  During the first nine months of 2014, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $9,117 in 2015.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)