Form 10-K
period 2015-12-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2016-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2015

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
☐ Yes    ☒ No

As of June 30, 2015, there were 20,710.456 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,710,456.

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

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2012, the Partnership owned interests in nine properties with a total cost of $16,677,033.  During the years ended December 31, 2013 and 2014, the Partnership sold four property interests and received net sale proceeds of $3,781,399 and $4,328,842, which resulted in net gains of $1,128,749 and $1,100,726, respectively.  During 2014, the Partnership expended $4,335,000 to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2015, the Partnership owned interests in seven properties with a total cost of $14,052,713.

Major Tenants

During 2015, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 90% of total rental income in 2015.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2016.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2015.
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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2015, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2015, there were 1,119 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $10,870 and $11,677 were made to the General Partners and $1,076,093 and $1,156,010 were made to the Limited Partners for 2015 and 2014, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $151,823 and $259,820 in 2015 and 2014, respectively.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/15 to 10/31/15	605.58	$823.07	3,895.12(1)	(2)

11/1/15 to 11/30/15	--	--	--	--

12/1/15 to 12/31/15	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2015 and 2014, the Partnership recognized rental income from continuing operations of $1,181,792 and $1,105,149, respectively.  In 2015, rental income increased due to additional rent received from two property acquisitions in 2014 and a rent increase on one property.  These increases in rental income were partially offset by a decrease in rent due to the sale of the Tractor Supply Company store in Rapid City, South Dakota.  Based on the scheduled rent for the properties as of February 29, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $1,188,000 in 2016.

For the years ended December 31, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $207,165 and $221,349, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,502 and $52,344, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2015 and 2014, the Partnership recognized interest income of $10,472 and $11,890, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Partnership included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the year ended December 31, 2014, the Partnership recognized income from discontinued operations of $647,377, representing rental income less property management expenses of $23,595 and income from an equity method investment held for sale of $623,782.

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

Liquidity and Capital Resources

During the year ended December 31, 2015, the Partnership's cash balances decreased $1,615,798 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2014, the Partnership's cash balances decreased $1,013,040 as a result of cash used to purchase property, cash paid for equity method investments, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which were partially offset by proceeds received from equity method investments.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $817,757 in 2014 to $914,034 in 2015 as a result of an increase in total rental and interest income in 2015 and a decrease in Partnership administration and property management expenses in 2015, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2014, cash from operations was reduced by $62,022 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate, including proceeds from equity method investments.  During the year ended December 31, 2014, the Partnership expended $4,335,000 to invest in real properties as the Partnership reinvested cash generated from property sales.  During the same period, the Partnership paid cash for equity method investments of $37,488, and received proceeds from equity method investments of $4,373,557.  All but a small portion of these proceeds were generated from the sales of the CarMax Auto Superstore and the Tractor Supply Company store as discussed above.

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

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years and annual rent of $122,169.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2015 and 2014, the Partnership declared distributions of $1,086,963 and $1,167,687, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,076,093 and $1,156,010 and the General Partners received distributions of $10,870 and $11,677 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $153,357 and $262,444 in 2015 and 2014, respectively.  The Limited Partners received distributions of $151,823 and $259,820 and the General Partners received distributions of $1,534 and $2,624 for the years, respectively.  The Limited Partners’ distributions represented $7.22 and $11.57 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2015, the Partnership repurchased a total of 1,723.83 Units for $1,400,941 from 44 Limited Partners in accordance with the Partnership Agreement.  On October 1, 2014, the Partnership repurchased a total of 824.40 Units for $657,537 from 41 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  In prior years, the Partnership repurchased a total of 1,346.89 Units for $999,003 from 69 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $14,151 and $6,641 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2015 and 2014	17

Statements for the Years Ended December 31, 2015 and 2014:

Income	18

Cash Flows	19

Changes in Partners’ Capital (Deficit)	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2015 and 2014, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the years then ended.  AEI Income & Growth Fund XXI Limited Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXI Limited Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2016

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2015	2014
Current Assets:
Cash	$2,925,122	$4,540,920

Real Estate Investments:
Land	3,484,216	3,484,216
Buildings	10,126,971	10,126,971
Acquired Intangible Lease Assets	522,129	522,129
Real Estate Held for Investment, at cost	14,133,316	14,133,316
Accumulated Depreciation and Amortization	(3,127,521)	(2,674,423)
Real Estate Held for Investment, Net	11,005,795	11,458,893
Total Assets	$13,930,917	$15,999,813

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,727	$30,299
Distributions Payable	264,144	291,921
Unearned Rent	12,121	12,121
Total Current Liabilities	286,992	334,341

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	63,200	74,191

Partners’ Capital (Deficit):
General Partners	(9,126)	10,980
Limited Partners – 24,000 Units authorized; 20,105 and 21,829 Units issued and outstanding as of December 31, 2015 and 2014, respectively	13,589,851	15,580,301
Total Partners' Capital	13,580,725	15,591,281
Total Liabilities and Partners' Capital	$13,930,917	$15,999,813

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2015	2014

Rental Income	$1,181,792	$1,105,149

Expenses:
Partnership Administration – Affiliates	207,165	221,349
Partnership Administration and Property Management – Unrelated Parties	40,502	52,344
Property Acquisition	0	62,022
Depreciation and Amortization	453,098	416,773
Total Expenses	700,765	752,488

Operating Income	481,027	352,661

Other Income:
Income from Equity Method Investment	0	521,659
Interest Income	10,472	11,890
Total Other Income	10,472	533,549

Income from Continuing Operations	491,499	886,210

Income from Discontinued Operations	0	647,377

Net Income	$491,499	$1,533,587

Net Income Allocated:
General Partners	$4,915	$18,093
Limited Partners	486,584	1,515,494
Total	$491,499	$1,533,587

Income per Limited Partnership Unit:
Continuing Operations	$23.35	$39.01
Discontinued Operations	.00	28.50
Total – Basic and Diluted	$23.35	$67.51

Weighted Average Units Outstanding – Basic and Diluted	20,839	22,447

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014

Cash Flows from Operating Activities:
Net Income	$491,499	$1,533,587

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	442,107	410,361
Income from Equity Method Investments	0	(1,145,441)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(19,572)	19,250
Total Adjustments	422,535	(715,830)
Net Cash Provided By (Used For) Operating Activities	914,034	817,757

Cash Flows from Investing Activities:
Investments in Real Estate	0	(4,335,000)
Cash Paid for Equity Method Investments	0	(37,488)
Proceeds from Equity Method Investments	0	4,373,557
Net Cash Provided By (Used For) Investing Activities	0	1,069

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,114,740)	(1,167,688)
Repurchase of Partnership Units	(1,415,092)	(664,178)
Net Cash Provided By (Used For) Financing Activities	(2,529,832)	(1,831,866)

Net Increase (Decrease) in Cash	(1,615,798)	(1,013,040)

Cash, beginning of year	4,540,920	5,553,960

Cash, end of year	$2,925,122	$4,540,920

Supplemental Disclosure of Non-Cash Investing Activities:
Contribution of Real Estate Estate (at carrying value) in Exchange for Equity Method Investments	$0	$3,190,628

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$11,205	$15,878,354	$15,889,559	22,653.11

Distributions Declared	(11,677)	(1,156,010)	(1,167,687)

Repurchase of Partnership Units	(6,641)	(657,537)	(664,178)	(824.40)

Net Income	18,093	1,515,494	1,533,587

Balance, December 31, 2014	10,980	15,580,301	15,591,281	21,828.71

Distributions Declared	(10,870)	(1,076,093)	(1,086,963)

Repurchase of Partnership Units	(14,151)	(1,400,941)	(1,415,092)	(1,723.83)

Net Income	4,915	486,584	491,499

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2012, and with few exceptions, is no longer subject to state tax examinations for tax years before 2012.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

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

The disposition of a property or classification of a property as Real Estate Held for Sale by the Partnership does not represent a strategic shift that will have a major effect on the Partnership’s operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.  However, if a property was classified as Real Estate Held for Sale at December 31, 2013, the property was considered discontinued operations under prior accounting guidance.

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
DECEMBER 31, 2015 AND 2014

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2015 and 2014.

Fair Value Measurements

As of December 31, 2015 and 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership’s financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2015	2014

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$207,165	$221,349

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $3,145 of expenses related to Discontinued Operations in 2014.	$40,502	$55,489

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$62,022

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$129,657

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store in Canton, Georgia, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2015 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

KinderCare, Andover, MN	$179,755	$1,084,452	$1,264,207	$587,410
Jared Jewelry, Hanover, MD	861,065	1,128,070	1,989,135	535,835
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	519,447
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	881,711
Fresenius Medical Center, Shreveport, LA	102,046	1,258,571	1,360,617	364,987
Tractor Supply, Canton, GA	700,000	1,407,183	2,107,183	89,121
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	76,758
	$3,484,216	$10,126,971	$13,611,187	$3,055,269

For the years ended December 31, 2015 and 2014, the Partnership recognized depreciation expense from continuing operations of $405,079 and $392,540, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(4)  Real Estate Investments – (Continued)

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

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years and annual rent of $122,169.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 128 and 140 months, respectively)	$522,129	$72,252	$522,129	$24,233

Acquired Below-Market Lease Intangibles (weighted average life of 69 and 81 months, respectively)	$80,603	$17,403	$80,603	$6,412

For the years ended December 31, 2015 and 2014, the value of in-place lease intangibles amortized to expense was $48,019 and $24,233 and the increase to rental income for below-market leases was $10,991 and $6,412, respectively.  For lease intangibles not held for sale at December 31, 2015, the estimated amortization expense is $48,019 and the estimated increase to rental income is $10,991 for each of the next five succeeding years.

For properties owned as of December 31, 2015, the minimum future rent payments required by the leases are as follows:
2016	$1,176,574
2017	1,122,637
2018	738,456
2019	671,739
2020	550,117
Thereafter	1,848,815
$6,108,338

There were no contingent rents recognized in 2015 and 2014.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The investments in CMLS and ANLP were recorded using the equity method of accounting in the accompanying financial statements.  Under the equity method, the investments are stated at cost and adjusted for the Partnership’s share of net income or losses and reduced by proceeds received from the sale of the Class B ownership interests of the DSTs as well as distributions from net rental income.  As of December 31, 2014, the investment balances consisted of the following:
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
DECEMBER 31, 2015 AND 2014

(6)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2015	2014

Sterling Jewelers Inc.	Retail	$309,455	$298,178
Best Buy Stores, L.P.	Retail	268,800	268,800
Tractor Supply Company	Retail	175,346	196,968
Gander Mountain Company	Retail	167,772	N/A
KinderCare Learning Centers LLC	Child Care	145,447	145,447
Aggregate rental income of major tenants		$1,066,820	$909,393
Aggregate rental income of major tenants as a percentage of total rental income		90%	80%

(7)  Discontinued Operations –

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2015	2014

Rental Income	$0	$26,740
Property Management Expenses	0	(3,145)
Income from Equity Method Investment Held for Sale	0	623,782
Income from Discontinued Operations	$0	$647,377

	2015	2014

Cash Flows from Discontinued Operations:
Operating Activities	$0	$23,595
Investing Activities	$0	$2,132,712

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(8)  Partners’ Capital –

For the years ended December 31, 2015 and 2014, the Partnership declared distributions of $1,086,963 and $1,167,687, respectively.  The Limited Partners received distributions of $1,076,093 and $1,156,010 and the General Partners received distributions of $10,870 and $11,677 for the years, respectively.  The Limited Partners' distributions represented $51.64 and $51.50 per Limited Partnership Unit outstanding using 20,839 and 22,447 weighted average Units in 2015 and 2014, respectively.  The distributions represented $23.35 and $51.50 per Unit of Net Income and $28.29 and $0.00 per Unit of contributed capital in 2015 and 2014, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $153,357 and $262,444 in 2015 and 2014, respectively.  The Limited Partners received distributions of $151,823 and $259,820 and the General Partners received distributions of $1,534 and $2,624 for the years, respectively.  The Limited Partners’ distributions represented $7.22 and $11.57 per Unit for the years, respectively.

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

During 2015, the Partnership repurchased a total of 1,723.83 Units for $1,400,941 from 44 Limited Partners in accordance with the Partnership Agreement.  On October 1, 2014, the Partnership repurchased a total of 824.40 Units for $657,537 from 41 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $14,151 and $6,641 in 2015 and 2014, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

(9)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2015	2014

Net Income for Financial Reporting Purposes	$491,499	$1,533,587

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	149,060	129,852

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	62,022

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(195,505)
Taxable Income to Partners	$640,559	$1,529,956

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2015	2014

Partners' Capital for Financial Reporting Purposes	$13,580,725	$15,591,281

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,035,417	886,357

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	12,121	12,121

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$17,836,306	$19,697,802

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 71, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2016.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 56, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2016.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2015.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2015 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2016:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2015 and 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2015, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2015.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2015

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$805,780

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,806,179

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,367,705

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$264,794

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2015

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$92,896

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2015 and 2014:

Fee Category	2015	2014

Audit Fees	$18,753	$18,154
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,753	$18,154

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

(a) (1) A list of the financial statements contained herein is set forth on page 15.

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2016	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2016
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2016
Patrick W. Keene	(Principal Accounting Officer)