Form 10-Q
period 2016-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2016-05-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,135,357	$2,925,122

Real Estate Investments:
Land	3,839,216	3,484,216
Buildings	11,377,241	10,126,971
Acquired Intangible Lease Assets	807,178	522,129
Real Estate Held for Investment, at cost	16,023,635	14,133,316
Accumulated Depreciation and Amortization	(3,251,526)	(3,127,521)
Real Estate Held for Investment, Net	12,772,109	11,005,795
Total Assets	$13,907,466	$13,930,917

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$46,994	$10,727
Distributions Payable	264,144	264,144
Unearned Rent	57,615	12,121
Total Current Liabilities	368,753	286,992

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	140,180	63,200

Partners’ Capital (Deficit):
General Partners	(10,947)	(9,126)
Limited Partners – 24,000 Units authorized; 20,105 Units issued and outstanding as of 3/31/16 and 12/31/15	13,409,480	13,589,851
Total Partners' Capital	13,398,533	13,580,725
Total Liabilities and Partners' Capital	$13,907,466	$13,930,917

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$315,233	$294,898

Expenses:
Partnership Administration – Affiliates	41,273	57,244
Partnership Administration and Property Management – Unrelated Parties	12,897	12,746
Property Acquisition	56,360	0
Depreciation and Amortization	124,005	113,275
Total Expenses	234,535	183,265

Operating Income	80,698	111,633

Other Income:
Interest Income	1,254	3,240

Net Income	$81,952	$114,873

Net Income Allocated:
General Partners	$820	$1,149
Limited Partners	81,132	113,724
Total	$81,952	$114,873

Net Income per Limited Partnership Unit	$4.04	$5.21

Weighted Average Units Outstanding – Basic and Diluted	20,105	21,829

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$81,952	$114,873

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	120,581	110,527
Increase (Decrease) in Payable to AEI Fund Management, Inc.	36,267	1,842
Increase (Decrease) in Unearned Rent	45,494	23,093
Total Adjustments	202,342	135,462
Net Cash Provided By (Used For) Operating Activities	284,294	250,335

Cash Flows from Investing Activities:
Investments in Real Estate	(1,809,915)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(264,144)	(291,921)

Net Increase (Decrease) in Cash	(1,789,765)	(41,586)

Cash, beginning of period	2,925,122	4,540,920

Cash, end of period	$1,135,357	$4,499,334

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(2,818)	(278,996)	(281,814)

Net Income	1,149	113,724	114,873

Balance, March 31, 2015	$9,311	$15,415,029	$15,424,340	21,828.71

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(2,641)	(261,503)	(264,144)

Net Income	820	81,132	81,952

Balance, March 31, 2016	$(10,947)	$13,409,480	$13,398,533	20,104.88

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The Partnership allocated $285,049 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $80,404 to Acquired Below-Market Lease Intangibles. The Partnership incurred $56,360 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years (as of the date of purchase) and annual rent of $122,169.

For the three months ended March 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $14,401 and $12,005 and the increase to rental income for below-market leases was $3,424 and $2,748, respectively.  For lease intangibles not held for sale as of March 31, 2016, the weighted average remaining life is 123 months for in-place lease intangibles and 92 months for below-market leases.  The estimated amortization expense is $76,764 and the estimated increase to rental income is $19,100 for each of the next five succeeding years.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners’ Capital –

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $264,144 and $281,814, respectively.  The Limited Partners received distributions of $261,503 and $278,996 and the General Partners received distributions of $2,641 and $2,818 for the periods, respectively.  The Limited Partners' distributions represented $13.01 and $12.78 per Limited Partnership Unit outstanding using 20,105 and 21,829 weighted average Units in 2016 and 2015, respectively.  The distributions represented $4.04 and $5.21 per Unit of Net Income and $8.97 and $7.57 per Unit of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $56,414 in 2015.  The Limited Partners received distributions of $55,850 and the General Partners received distributions of $564.  The Limited Partners’ distributions represented $2.56 per Unit.

(6)  Fair Value Measurements –

As of March 31, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, the Partnership recognized rental income of $315,233 and $294,898, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016.  Based on the scheduled rent for the properties as of April 30, 2016, the Partnership expects to recognize rental income of approximately $1,306,000 in 2016.

For the three months ended March 31, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $41,273 and $57,244, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,897 and $12,746, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2016, the Partnership incurred property acquisition expenses of $56,360 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

For the three months ended March 31, 2016 and 2015, the Partnership recognized interest income of $1,254 and $3,240, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2016, the Partnership's cash balances decreased $1,789,765 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2015, the Partnership's cash balances decreased $41,586 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $250,335 in 2015 to $284,294 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,360 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2016, the Partnership expended $1,809,915 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years (as of the date of purchase) and annual rent of $122,169.

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

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $264,144 and $281,814, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $261,503 and $278,996 and the General Partners received distributions of $2,641 and $2,818 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $56,414 in 2015.  The Limited Partners received distributions of $55,850 and the General Partners received distributions of $564.  The Limited Partners’ distributions represented $2.56 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2016 and 2015, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)