Form 10-Q
period 2016-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2016-08-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-29274

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1789725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$867,386	$2,925,122

Real Estate Investments:
Land	3,839,216	3,484,216
Buildings	11,377,241	10,126,971
Acquired Intangible Lease Assets	807,178	522,129
Real Estate Held for Investment, at cost	16,023,635	14,133,316
Accumulated Depreciation and Amortization	(3,384,490)	(3,127,521)
Real Estate Held for Investment, Net	12,639,145	11,005,795
Total Assets	$13,506,531	$13,930,917

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,212	$10,727
Distributions Payable	261,212	264,144
Unearned Rent	45,494	12,121
Total Current Liabilities	338,918	286,992

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	135,405	63,200

Partners' Capital (Deficit):
General Partners	(14,611)	(9,126)
Limited Partners – 24,000 Units authorized; 19,841 and 20,105 Units issued and outstanding as of 6/30/16 and 12/31/15, respectively	13,046,819	13,589,851
Total Partners' Capital	13,032,208	13,580,725
Total Liabilities and Partners' Capital	$13,506,531	$13,930,917

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$327,468	$294,898	$642,701	$589,796

Expenses:
Partnership Administration – Affiliates	45,084	56,236	86,357	113,480
Partnership Administration and Property Management – Unrelated Parties	19,287	15,072	32,184	27,818
Property Acquisition	373	0	56,733	0
Depreciation and Amortization	132,964	113,275	256,969	226,550
Total Expenses	197,708	184,583	432,243	367,848

Operating Income	129,760	110,315	210,458	221,948

Other Income:
Interest Income	558	2,554	1,812	5,794

Net Income	$130,318	$112,869	$212,270	$227,742

Net Income Allocated:
General Partners	$1,303	$1,128	$2,123	$2,277
Limited Partners	129,015	111,741	210,147	225,465
Total	$130,318	$112,869	$212,270	$227,742

Net Income per Limited Partnership Unit	$6.50	$5.40	$10.52	$10.60

Weighted Average Units Outstanding – Basic and Diluted	19,841	20,710	19,973	21,270

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$212,270	$227,742

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	248,770	221,054
Increase (Decrease) in Payable to AEI Fund Management, Inc.	21,485	2,383
Increase (Decrease) in Unearned Rent	33,373	23,094
Total Adjustments	303,628	246,531
Net Cash Provided By (Used For) Operating Activities	515,898	474,273

Cash Flows from Investing Activities:
Investments in Real Estate	(1,809,915)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(528,288)	(573,735)
Repurchase of Partnership Units	(235,431)	(911,626)
Net Cash Provided By (Used For) Financing Activities	(763,719)	(1,485,361)

Net Increase (Decrease) in Cash	(2,057,736)	(1,011,088)

Cash, beginning of period	2,925,122	4,540,920

Cash, end of period	$867,386	$3,529,832

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(5,523)	(546,793)	(552,316)

Repurchase of Partnership Units	(9,117)	(902,509)	(911,626)	(1,118.25)

Net Income	2,277	225,465	227,742

Balance, June 30, 2015	$(1,383)	$14,356,464	$14,355,081	20,710.46

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(5,253)	(520,103)	(525,356)

Repurchase of Partnership Units	(2,355)	(233,076)	(235,431)	(264.01)

Net Income	2,123	210,147	212,270

Balance, June 30, 2016	$(14,611)	$13,046,819	$13,032,208	19,840.87

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

(2)  Organization –

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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will again ask the Limited Partners to vote on the same two proposals.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The Partnership allocated $285,049 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $80,404 to Acquired Below-Market Lease Intangibles. The Partnership incurred $56,733 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years (as of the date of purchase) and annual rent of $122,169.

For the six months ended June 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $33,592 and $24,010 and the increase to rental income for below-market leases was $8,199 and $5,496, respectively.  For lease intangibles not held for sale as of June 30, 2016, the weighted average remaining life is 120 months for in-place lease intangibles and 89 months for below-market leases.  The estimated amortization expense is $76,764 and the estimated increase to rental income is $19,100 for each of the next five succeeding years.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners' Capital –

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $525,356 and $552,316, respectively.  The Limited Partners received distributions of $520,103 and $546,793 and the General Partners received distributions of $5,253 and $5,523 for the periods, respectively.  The Limited Partners' distributions represented $26.04 and $25.71 per Limited Partnership Unit outstanding using 19,973 and 21,270 weighted average Units in 2016 and 2015, respectively.  The distributions represented $10.52 and $10.60 per Unit of Net Income and $15.52 and $15.11 per Unit of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $103,520 in 2015.  The Limited Partners received distributions of $102,485 and the General Partners received distributions of $1,035.  The Limited Partners' distributions represented $4.81 per Unit.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners' Capital – (Continued)

On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners. The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,355 and $9,117 in 2016 and 2015, respectively.

(6)  Fair Value Measurements –

As of June 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Partnership's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2016 and 2015, the Partnership recognized rental income of $642,701 and $589,796, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016.  Based on the scheduled rent for the properties as of July 31, 2016, the Partnership expects to recognize rental income of approximately $1,306,000 in 2016.

For the six months ended June 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $86,357 and $113,480, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,184 and $27,818, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016, the Partnership incurred property acquisition expenses of $56,733 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

For the six months ended June 30, 2016 and 2015, the Partnership recognized interest income of $1,812 and $5,794, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Partnership's cash balances decreased $2,057,736 as a result of cash used to purchase property and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2015, the Partnership's cash balances decreased $1,011,088 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $474,273 in 2015 to $515,898 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,733 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2016, the Partnership expended $1,809,915 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

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

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $525,356 and $552,316, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $520,103 and $546,793 and the General Partners received distributions of $5,253 and $5,523 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $103,520 in 2015.  The Limited Partners received distributions of $102,485 and the General Partners received distributions of $1,035.  The Limited Partners' distributions represented $4.81 per Unit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2015, the Partnership repurchased a total of 1,118.25 Units for $902,509 from 27 Limited Partners. The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,355 and $9,117 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/16 to 4/30/16	264.01	$882.83	4,159.13(1)	(2)

5/1/16 to 5/31/16	--	--	--	--

6/1/16 to 6/30/16	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2016	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)