Form 10-Q
period 2016-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2016-11-10
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$856,145	$2,925,122

Real Estate Investments:
Land	3,839,216	3,484,216
Buildings	11,377,241	10,126,971
Acquired Intangible Lease Assets	807,178	522,129
Real Estate Held for Investment, at cost	16,023,635	14,133,316
Accumulated Depreciation and Amortization	(3,517,454)	(3,127,521)
Real Estate Held for Investment, Net	12,506,181	11,005,795
Total Assets	$13,362,326	$13,930,917

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$17,556	$10,727
Distributions Payable	261,212	264,144
Unearned Rent	34,521	12,121
Total Current Liabilities	313,289	286,992

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	130,630	63,200

Partners' Capital (Deficit):
General Partners	(15,750)	(9,126)
Limited Partners – 24,000 Units authorized; 19,841 and 20,105 Units issued and outstanding as of 9/30/16 and 12/31/15, respectively	12,934,157	13,589,851
Total Partners' Capital	12,918,407	13,580,725
Total Liabilities and Partners' Capital	$13,362,326	$13,930,917

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$328,755	$294,898	$971,456	$884,694

Expenses:
Partnership Administration – Affiliates	41,010	52,025	127,367	165,505
Partnership Administration and Property Management – Unrelated Parties	7,891	7,668	40,075	35,486
Property Acquisition	27	0	56,760	0
Depreciation and Amortization	132,964	113,275	389,933	339,825
Total Expenses	181,892	172,968	614,135	540,816

Operating Income	146,863	121,930	357,321	343,878

Other Income:
Interest Income	549	2,543	2,361	8,337

Net Income	$147,412	$124,473	$359,682	$352,215

Net Income Allocated:
General Partners	$1,474	$1,245	$3,597	$3,522
Limited Partners	145,938	123,228	356,085	348,693
Total	$147,412	$124,473	$359,682	$352,215

Net Income per Limited Partnership Unit	$7.36	$5.95	$17.87	$16.54

Weighted Average Units Outstanding – Basic and Diluted	19,841	20,710	19,929	21,083

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$359,682	$352,215

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	376,959	331,581
Increase (Decrease) in Payable to AEI Fund Management, Inc.	6,829	(10,841)
Increase (Decrease) in Unearned Rent	22,400	23,094
Total Adjustments	406,188	343,834
Net Cash Provided By (Used For) Operating Activities	765,870	696,049

Cash Flows from Investing Activities:
Investments in Real Estate	(1,809,915)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(789,501)	(844,237)
Repurchase of Partnership Units	(235,431)	(911,626)
Net Cash Provided By (Used For) Financing Activities	(1,024,932)	(1,755,863)

Net Increase (Decrease) in Cash	(2,068,977)	(1,059,814)

Cash, beginning of period	2,925,122	4,540,920

Cash, end of period	$856,145	$3,481,106

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$10,980	$15,580,301	$15,591,281	21,828.71

Distributions Declared	(8,228)	(814,590)	(822,818)

Repurchase of Partnership Units	(9,117)	(902,509)	(911,626)	(1,118.25)

Net Income	3,522	348,693	352,215

Balance, September 30, 2015	$(2,843)	$14,211,895	$14,209,052	20,710.46

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(7,866)	(778,703)	(786,569)

Repurchase of Partnership Units	(2,355)	(233,076)	(235,431)	(264.01)

Net Income	3,597	356,085	359,682

Balance, September 30, 2016	$(15,750)	$12,934,157	$12,918,407	19,840.87

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments –

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The Partnership allocated $285,049 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles, and allocated $80,404 to Acquired Below-Market Lease Intangibles. The Partnership incurred $56,760 of acquisition expenses related to the purchase that were expensed.  The property is leased to Dollar Tree Stores, Inc. under a Lease Agreement with a remaining primary term of 10 years (as of the date of purchase) and annual rent of $122,169.

For the nine months ended September 30, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $52,783 and $36,015 and the increase to rental income for below-market leases was $12,974 and $8,244, respectively.  For lease intangibles not held for sale as of September 30, 2016, the weighted average remaining life is 117 months for in-place lease intangibles and 86 months for below-market leases.  The estimated amortization expense is $76,764 and the estimated increase to rental income is $19,100 for each of the next five succeeding years.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners' Capital –

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $786,569 and $822,818, respectively.  The Limited Partners received distributions of $778,703 and $814,590 and the General Partners received distributions of $7,866 and $8,228 for the periods, respectively.  The Limited Partners' distributions represented $39.07 and $38.64 per Limited Partnership Unit outstanding using 19,929 and 21,083 weighted average Units in 2016 and 2015, respectively.  The distributions represented $17.87 and $16.54 per Unit of Net Income and $21.20 and $22.10 per Unit of contributed capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $139,022 in 2015.  The Limited Partners received distributions of $137,632 and the General Partners received distributions of $1,390.  The Limited Partners' distributions represented $6.51 per Unit.

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

(6)  Fair Value Measurements –

As of September 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Partnership recognized rental income of $971,456 and $884,694, respectively.  In 2016, rental income increased due to additional rent received from one property acquisition in 2016 and a rent increase on one property.  Based on the scheduled rent for the properties as of October 31, 2016, the Partnership expects to recognize rental income of approximately $1,306,000 and $1,264,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $127,367 and $165,505, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,075 and $35,486, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2016, the Partnership incurred property acquisition expenses of $56,760 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

For the nine months ended September 30, 2016 and 2015, the Partnership recognized interest income of $2,361 and $8,337, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Partnership's cash balances decreased $2,068,977 as a result of cash used to purchase property and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2015, the Partnership's cash balances decreased $1,059,814 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $696,049 in 2015 to $765,870 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,760 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2016, the Partnership expended $1,809,915 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

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

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $786,569 and $822,818, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $778,703 and $814,590 and the General Partners received distributions of $7,866 and $8,228 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $139,022 in 2015.  The Limited Partners received distributions of $137,632 and the General Partners received distributions of $1,390.  The Limited Partners' distributions represented $6.51 per Unit.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)