Form 10-Q
period 2017-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2017-05-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$709,798	$691,125

Real Estate Investments:
Land	3,659,461	3,839,216
Buildings	10,292,789	11,377,241
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,759,428	16,023,635
Accumulated Depreciation and Amortization	(3,141,747)	(3,650,418)
Real Estate Held for Investment, Net	11,617,681	12,373,217
Real Estate Held for Sale	622,572	0
Total Real Estate Investments	12,240,253	12,373,217
Total Assets	$12,950,051	$13,064,342

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$2,968	$27,151
Distributions Payable	261,211	261,212
Unearned Rent	46,179	12,121
Total Current Liabilities	310,358	300,484

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	121,080	125,855

Partners' Capital (Deficit):
General Partners	(19,747)	(18,553)
Limited Partners – 24,000 Units authorized; 19,636 Units issued and outstanding as of 3/31/17 and 12/31/16	12,538,360	12,656,556
Total Partners' Capital	12,518,613	12,638,003
Total Liabilities and Partners' Capital	$12,950,051	$13,064,342

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$334,157	$315,233

Expenses:
Partnership Administration – Affiliates	44,744	41,273
Partnership Administration and Property Management – Unrelated Parties	15,049	12,897
Property Acquisition	0	56,360
Depreciation and Amortization	132,964	124,005
Total Expenses	192,757	234,535

Operating Income	141,400	80,698

Other Income:
Interest Income	421	1,254

Net Income	$141,821	$81,952

Net Income Allocated:
General Partners	$1,418	$820
Limited Partners	140,403	81,132
Total	$141,821	$81,952

Net Income per Limited Partnership Unit	$7.15	$4.04

Weighted Average Units Outstanding – Basic and Diluted	19,636	20,105

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$141,821	$81,952

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	128,189	120,581
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(24,183)	36,267
Increase (Decrease) in Unearned Rent	34,058	45,494
Total Adjustments	138,064	202,342
Net Cash Provided By (Used For) Operating Activities	279,885	284,294

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,809,915)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(261,212)	(264,144)

Net Increase (Decrease) in Cash	18,673	(1,789,765)

Cash, beginning of period	691,125	2,925,122

Cash, end of period	$709,798	$1,135,357

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(2,641)	(261,503)	(264,144)

Net Income	820	81,132	81,952

Balance, March 31, 2016	$(10,947)	$13,409,480	$13,398,533	20,104.88

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(2,612)	(258,599)	(261,211)

Net Income	1,418	140,403	141,821

Balance, March 31, 2017	$(19,747)	$12,538,360	$12,518,613	19,635.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store in Champaign, Illinois, following a liquidation sale of its on‑site assets.  The tenant has paid rent through May 2017 and will be required to continue to pay rent unless the lease is rejected in bankruptcy court.  At this time, the Partnership has no detailed information with respect to how this bankruptcy proceeding may impact the property.  The Partnership is working to take the appropriate steps to mitigate any negative impact this situation may have on the Partnership.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $30,000 that will be capitalized.  In addition, beginning on April 1, 2017, the tenant will receive free rent for three months that equals $36,362.  The Partnership has decided to sell the property and classified it as Real Estate Held for Sale at March 31, 2017 with a carrying value of $622,572.

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that will be capitalized and depreciated.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners' Capital –

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $261,211 and $264,144, respectively. The Limited Partners received distributions of $258,599 and $261,503 and the General Partners received distributions of $2,612 and $2,641 for the periods, respectively.  The Limited Partners' distributions represented $13.17 and $13.01 per Limited Partnership Unit outstanding using 19,635 and 20,105 weighted average Units in 2017 and 2016, respectively.  The distributions represented $7.15 and $4.04 per Unit of Net Income and $6.02 and $8.97 per Unit of contributed capital in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2017 and 2016, the Partnership recognized rental income of $334,157 and $315,233, respectively.  In 2017, rental income increased due to additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2017, the Partnership expects to recognize rental income of approximately $1,300,000 in 2017.

For the three months ended March 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $44,744 and $41,273, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,049 and $12,897, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2016, the Partnership incurred property acquisition expenses of $56,360 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store in Champaign, Illinois, following a liquidation sale of its on‑site assets.  The tenant has paid rent through May 2017 and will be required to continue to pay rent unless the lease is rejected in bankruptcy court.  At this time, the Partnership has no detailed information with respect to how this bankruptcy proceeding may impact the property.  The Partnership is working to take the appropriate steps to mitigate any negative impact this situation may have on the Partnership.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership will pay a tenant improvement allowance of $30,000 that will be capitalized.  In addition, beginning on April 1, 2017, the tenant will receive free rent for three months that equals $36,362.  The Partnership has decided to sell the property and classified it as Real Estate Held for Sale at March 31, 2017 with a carrying value of $622,572.

For the three months ended March 31, 2017 and 2016, the Partnership recognized interest income of $421 and $1,254, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2017, the Partnership's cash balances increased $18,673 as a result of cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2016, the Partnership's cash balances decreased $1,789,765 as a result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $284,294 in 2016 to $279,885 in 2017 as a result of an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2017.  During 2016, cash from operations was reduced by $56,360 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

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

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that will be capitalized and depreciated.

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

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $261,211 and $264,144, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $258,599 and $261,503 and the General Partners received distributions of $2,612 and $2,641 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2017 and 2016, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)