Form 10-Q
period 2017-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2017-08-11
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Operations	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$551,504	$691,125
Receivables	46,315	0
Total Current Assets	597,819	691,125

Real Estate Investments:
Land	3,659,461	3,839,216
Buildings	10,339,539	11,377,241
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	16,023,635
Accumulated Depreciation and Amortization	(3,533,963)	(3,650,418)
Real Estate Held for Investment, Net	11,272,215	12,373,217
Real Estate Held for Sale	652,572	0
Total Real Estate Investments	11,924,787	12,373,217
Total Assets	$12,522,606	$13,064,342

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$19,965	$27,151
Distributions Payable	261,209	261,212
Unearned Rent	43,918	12,121
Total Current Liabilities	325,092	300,484

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	116,305	125,855

Partners' Capital (Deficit):
General Partners	(24,121)	(18,553)
Limited Partners – 24,000 Units authorized; 19,616 and 19,636 Units issued and outstanding as of 6/30/17 and 12/31/16, respectively	12,105,330	12,656,556
Total Partners' Capital	12,081,209	12,638,003
Total Liabilities and Partners' Capital	$12,522,606	$13,064,342
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$297,795	$327,468	$631,952	$642,701

Expenses:
Partnership Administration – Affiliates	41,998	45,084	86,742	86,357
Partnership Administration and Property Management – Unrelated Parties	22,356	19,287	37,405	32,184
Property Acquisition	0	373	0	56,733
Depreciation and Amortization	392,216	132,964	525,180	256,969
Total Expenses	456,570	197,708	649,327	432,243

Operating Income (Loss)	(158,775)	129,760	(17,375)	210,458

Other Income:
Interest Income	374	558	795	1,812

Net Income (Loss)	$(158,401)	$130,318	$(16,580)	$212,270

Net Income (Loss) Allocated:
General Partners	$(1,584)	$1,303	$(166)	$2,123
Limited Partners	(156,817)	129,015	(16,414)	210,147
Total	$(158,401)	$130,318	$(16,580)	$212,270

Net Income (Loss) per Limited Partnership Unit	$(7.99)	$6.50	$(.84)	$10.52

Weighted Average Units Outstanding – Basic and Diluted	19,616	19,841	19,626	19,973

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income (Loss)	$(16,580)	$212,270

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	515,630	248,770
(Increase) Decrease in Receivables	(46,315)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,186)	21,485
Increase (Decrease) in Unearned Rent	31,797	33,373
Total Adjustments	493,926	303,628
Net Cash Provided By (Used For) Operating Activities	477,346	515,898

Cash Flows from Investing Activities:
Investments in Real Estate	(76,750)	(1,809,915)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(522,423)	(528,288)
Repurchase of Partnership Units	(17,794)	(235,431)
Net Cash Provided By (Used For) Financing Activities	(540,217)	(763,719)

Net Increase (Decrease) in Cash	(139,621)	(2,057,736)

Cash, beginning of period	691,125	2,925,122

Cash, end of period	$551,504	$867,386

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(5,253)	(520,103)	(525,356)

Repurchase of Partnership Units	(2,355)	(233,076)	(235,431)	(264.01)

Net Income	2,123	210,147	212,270

Balance, June 30, 2016	$(14,611)	$13,046,819	$13,032,208	19,840.87

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(5,224)	(517,196)	(522,420)

Repurchase of Partnership Units	(178)	(17,616)	(17,794)	(20.00)

Net Loss	(166)	(16,414)	(16,580)

Balance, June 30, 2017	$(24,121)	$12,105,330	$12,081,209	19,615.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017, at which time the tenant returned possession of the property to the owners.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  While the property is vacant, the Partnership is responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Partnership's cash flow and may cause the Partnership to reduce its distribution rate per Unit.

As a result of the bankruptcy court terminating the lease for the Gander Mountain store, the Partnership included an additional $270,097 in Depreciation and Amortization in the second quarter of 2017, which represented the unamortized balance of the in-place lease intangible that was created when the property was purchased in 2014.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.  The Partnership has decided to sell the property.  At June 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $652,572.

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that was capitalized and will be depreciated.

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

(5)  Partners' Capital –

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $522,420 and $525,356, respectively. The Limited Partners received distributions of $517,196 and $520,103 and the General Partners received distributions of $5,224 and $5,253 for the periods, respectively.  The Limited Partners' distributions represented $26.35 and $26.04 per Limited Partnership Unit outstanding using 19,626 and 19,973 weighted average Units in 2017 and 2016, respectively.  The distributions represented $0.00 and $10.52 per Unit of Net Income and $26.35 and $15.52 per Unit of contributed capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $68,812 in 2017.  The Limited Partners received distributions of $68,124 and the General Partners received distributions of $688.  The Limited Partners' distributions represented $3.47 per Unit.

On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners. The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $178 and $2,355 in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2017 and 2016, the Partnership recognized rental income of $631,952 and $642,701, respectively.  In 2017, rental income decreased due to the tenant of the KinderCare property receiving free rent, as discussed below.  This decrease was partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2017, the Partnership expects to recognize rental income of approximately $1,216,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $86,742 and $86,357, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communication with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,405 and $32,184, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016, the Partnership incurred property acquisition expenses of $56,733 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017, at which time the tenant returned possession of the property to the owners.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  While the property is vacant, the Partnership is responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property will decrease the Partnership's cash flow and may cause the Partnership to reduce its distribution rate per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As a result of the bankruptcy court terminating the lease for the Gander Mountain store, the Partnership included an additional $270,097 in Depreciation and Amortization in the second quarter of 2017, which represented the unamortized balance of the in-place lease intangible that was created when the property was purchased in 2014.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.  The Partnership has decided to sell the property.  At June 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $652,572.

For the six months ended June 30, 2017 and 2016, the Partnership recognized interest income of $795 and $1,812, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2017, the Partnership's cash balances decreased $139,621 as a result of cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2016, the Partnership's cash balances decreased $2,057,736 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $515,898 in 2016 to $477,346 in 2017 as a result of a decrease in total rental and interest income in 2017, an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,733 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2017 and 2016, the Partnership expended $76,750 and $1,809,915, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On February 3, 2016, the Partnership purchased a Dollar Tree store in Cincinnati, Ohio for $1,809,915.  The property is leased to Dollar Tree Stores, Inc. under a lease agreement with a remaining primary term of 10 years (as of the date of purchase) and annual rent of $122,169.

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to expire on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that was capitalized and will be depreciated.

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

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $522,420 and $525,356, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $517,196 and $520,103 and the General Partners received distributions of $5,224 and $5,253 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014) of $68,812 in 2017.  The Limited Partners received distributions of $68,124 and the General Partners received distributions of $688.  The Limited Partners' distributions represented $3.47 per Unit.

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

On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners. The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $178 and $2,355 in 2017 and 2016, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	20.00	$880.80	4,384.36(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)