Form 10-Q
period 2017-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2017-11-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$502,495	$691,125

Real Estate Investments:
Land	3,659,461	3,839,216
Buildings	10,339,539	11,377,241
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	16,023,635
Accumulated Depreciation and Amortization	(3,651,584)	(3,650,418)
Real Estate Held for Investment, Net	11,154,594	12,373,217
Real Estate Held for Sale	652,572	0
Total Real Estate Investments	11,807,166	12,373,217
Total Assets	$12,309,661	$13,064,342

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$238	$27,151
Distributions Payable	208,282	261,212
Unearned Rent	34,520	12,121
Total Current Liabilities	243,040	300,484

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	111,530	125,855

Partners' Capital (Deficit):
General Partners	(25,382)	(18,553)
Limited Partners – 24,000 Units authorized; 19,616 and 19,636 Units issued and outstanding as of 9/30/17 and 12/31/16, respectively	11,980,473	12,656,556
Total Partners' Capital	11,955,091	12,638,003
Total Liabilities and Partners' Capital	$12,309,661	$13,064,342

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$292,215	$328,755	$924,167	$971,456

Expenses:
Partnership Administration – Affiliates	41,384	41,010	128,126	127,367
Partnership Administration and Property Management – Unrelated Parties	51,348	7,891	88,753	40,075
Property Acquisition	0	27	0	56,760
Depreciation and Amortization	117,621	132,964	642,801	389,933
Total Expenses	210,353	181,892	859,680	614,135

Operating Income	81,862	146,863	64,487	357,321

Other Income:
Interest Income	302	549	1,097	2,361

Net Income	$82,164	$147,412	$65,584	$359,682

Net Income Allocated:
General Partners	$822	$1,474	$656	$3,597
Limited Partners	81,342	145,938	64,928	356,085
Total	$82,164	$147,412	$65,584	$359,682

Net Income per Limited Partnership Unit	$4.15	$7.36	$3.31	$17.87

Weighted Average Units Outstanding – Basic and Diluted	19,616	19,841	19,622	19,929

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$65,584	$359,682

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	628,476	376,959
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(26,913)	6,829
Increase (Decrease) in Unearned Rent	22,399	22,400
Total Adjustments	623,962	406,188
Net Cash Provided By (Used For) Operating Activities	689,546	765,870

Cash Flows from Investing Activities:
Investments in Real Estate	(76,750)	(1,809,915)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(783,632)	(789,501)
Repurchase of Partnership Units	(17,794)	(235,431)
Net Cash Provided By (Used For) Financing Activities	(801,426)	(1,024,932)

Net Increase (Decrease) in Cash	(188,630)	(2,068,977)

Cash, beginning of period	691,125	2,925,122

Cash, end of period	$502,495	$856,145

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(7,866)	(778,703)	(786,569)

Repurchase of Partnership Units	(2,355)	(233,076)	(235,431)	(264.01)

Net Income	3,597	356,085	359,682

Balance, September 30, 2016	$(15,750)	$12,934,157	$12,918,407	19,840.87

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(7,307)	(723,395)	(730,702)

Repurchase of Partnership Units	(178)	(17,616)	(17,794)	(20.00)

Net Income	656	64,928	65,584

Balance, September 30, 2017	$(25,382)	$11,980,473	$11,955,091	19,615.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017.  At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property decreased the Partnership's cash flow.  Consequently, beginning with the third quarter of 2017, the Partnership reduced its regular quarterly cash distribution rate from $13.18 per Unit to $10.51 per Unit.

As a result of the bankruptcy court terminating the lease for the Gander Mountain store, the Partnership included an additional $270,097 in Depreciation and Amortization in the second quarter of 2017, which represented the unamortized balance of the in-place lease intangible that was created when the property was purchased in 2014.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.  In the first quarter of 2017, the Partnership decided to sell the property.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $652,572.

In October 2017, the Partnership entered into an agreement to sell the KinderCare to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,695,000, which will result in a net gain of approximately $1,042,400.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Real Estate Investments – (Continued)

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

(5)  Partners' Capital –

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $730,702 and $786,569, respectively. The Limited Partners received distributions of $723,395 and $778,703 and the General Partners received distributions of $7,307 and $7,866 for the periods, respectively.  The Limited Partners' distributions represented $36.87 and $39.07 per Limited Partnership Unit outstanding using 19,622 and 19,929 weighted average Units in 2017 and 2016, respectively.  The distributions represented $2.41 and $17.87 per Unit of Net Income and $34.46 and $21.20 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Partnership recognized rental income of $924,167 and $971,456, respectively.  In 2017, rental income decreased due to the tenant of the KinderCare daycare center receiving free rent, and the Gander Mountain situation, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2017, the Partnership expects to recognize rental income of approximately $1,216,000 and $1,182,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $128,126 and $127,367, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $88,753 and $40,075, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the Gander Mountain store.

For the nine months ended September 30, 2016, the Partnership incurred property acquisition expenses of $56,760 related to the purchase of the Dollar Tree store in Cincinnati, Ohio.

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017.  At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property decreased the Partnership's cash flow.  Consequently, beginning with the third quarter of 2017, the Partnership reduced its regular quarterly cash distribution rate from $13.18 per Unit to $10.51 per Unit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As a result of the bankruptcy court terminating the lease for the Gander Mountain store, the Partnership included an additional $270,097 in Depreciation and Amortization in the second quarter of 2017, which represented the unamortized balance of the in-place lease intangible that was created when the property was purchased in 2014.

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Andover, Minnesota to extend the lease term five years to expire on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.  In the first quarter of 2017, the Partnership decided to sell the property.  At September 30, 2017, the property was classified as Real Estate Held for Sale with a carrying value of $652,572.

In October 2017, the Partnership entered into an agreement to sell the KinderCare to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,695,000, which will result in a net gain of approximately $1,042,400.

For the nine months ended September 30, 2017 and 2016, the Partnership recognized interest income of $1,097 and $2,361, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017, the Partnership's cash balances decreased $188,630 as a result of cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2016, the Partnership's cash balances decreased $2,068,977 as a result of cash used to purchase property, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $765,870 in 2016 to $689,546 in 2017 as a result of a decrease in total rental and interest income in 2017, an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,760 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017 and 2016, the Partnership expended $76,750 and $1,809,915, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

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

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $730,702 and $786,569, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $723,395 and $778,703 and the General Partners received distributions of $7,307 and $7,866 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)