Form 10-K
period 2017-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2018-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2017

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
☐ Yes    ☒ No

As of June 30, 2017, there were 19,615.639 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,615,639.

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

Property Activity During the Last Three Years

As of December 31, 2014, the Partnership owned interests in seven properties with a total cost of $14,052,713.  During the year ended December 31, 2017, the Partnership sold one property interest and received net sale proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  During 2016, the Partnership expended $1,809,915 to purchase one additional property as it reinvested cash generated from property sales completed in 2014.  As of December 31, 2017, the Partnership owned interests in seven properties with a total cost of $14,645,171.

Major Tenants

During 2017, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 76% of total rental income in 2017.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2018.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2017.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$203,946	$70.22

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$124,049	$53.85

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$268,800	$10.51

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,407,367		Bio-Medical Applications of Louisiana, LLC	$112,772	$24.12

Tractor Supply Company Store Canton, GA (50%)	5/29/14	$2,212,500	(1)	Tractor Supply Company	$172,573	$14.45

Gander Mountain Store Champaign, IL (30%)	7/3/14	$2,122,500	(1)	None (2)

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

(1)  Does not include acquisition costs that were expensed.
(2)  This property is vacant and listed for lease.

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.3 years.  The leases for the Best Buy store and the Fresenius Medical Center were extended to expire on and January 19, 2023 and June 30, 2027, respectively.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2017, all properties listed above were 100% occupied.  The only exception is the Gander Mountain store that became vacant in July 2017.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2017, there were 1,084 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $19,491 and $10,478 were made to the General Partners and $1,929,596 and $1,037,303 were made to the Limited Partners for 2017 and 2016, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $1,068,124 and $116,558 in 2017 and 2016, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the last three months of 2017, the Partnership did not purchase any Units.

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

At December 31, 2017, the estimated value of the Partnership's Units was $933 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Newmark Knight Frank, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The expertise provided by these parties included brokerage, valuation, and appraisal services of commercial, net leased properties.  We provided each third-party valuation expert with a unique set of assets from the registrant's portfolio. In response, the third-party valuation experts provided cap rate analysis, and the logic behind such analysis, for each of the assets. Thereafter, we reviewed the analysis with the third-party valuation experts to fully understand the information presented. We then used this information, as well as our own independent analysis, to establish and/or confirm asset values.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2017 by a capitalization rate the Managing General Partner believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Properties	$16,540,000	$18,295,000
Cash	2,197,000	676,000
Current Liabilities	(243,000)	(313,000)
Value attributable to the interest of the General Partners	(185,000)	(186,000)
Value attributable to the interest of the Limited Partners	$18,309,000	$18,472,000
Limited Partnership Units outstanding	19,616	19,636

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

Results of Operations

For the years ended December 31, 2017 and 2016, the Partnership recognized rental income of $1,197,392 and $1,305,613, respectively.  In 2017, rental income decreased due to the sale of one property in 2017, the tenant of the KinderCare daycare center receiving free rent, and the Gander Mountain situation, as discussed below.  These decreases were partially offset by additional rent received from one property acquisition in 2016 and rent increases on two properties.  Based on the scheduled rent for the properties as of February 28, 2018, the Partnership expects to recognize rental income of approximately $1,037,000 in 2018.

For the years ended December 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $166,178 and $163,979, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $110,012 and $44,627, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2017, when compared to 2016, due to expenses related to the Gander Mountain store.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In the first quarter of 2017, the Partnership decided to sell the property.  In October 2017, the Partnership entered into an agreement to sell the KinderCare to an unrelated third party.  On November 14, 2017, the sale closed with the Partnership receiving net proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  At the time of sale, the cost and related accumulated depreciation was $1,294,207 and $641,635, respectively.

For the years ended December 31, 2017 and 2016, the Partnership recognized interest income of $2,078 and $2,805, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2017, the Partnership's cash balances increased $1,451,269 as a result of cash generated from the sale of property, which was partially offset by cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2016, the Partnership's cash balances decreased $2,233,997 as a result of cash used to purchase property and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $1,041,727 in 2016 to $841,326 in 2017 as a result of a decrease in total rental and interest income in 2017, an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2016, cash from operations was reduced by $56,760 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2017, the Partnership generated cash flow from the sale of real estate of $1,696,401.  During the years ended December 31, 2017 and 2016, the Partnership expended $76,750 and $1,809,915, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

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

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $1,949,087 and $1,047,781, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,929,596 and $1,037,303 and the General Partners received distributions of $19,491 and $10,478 for the years, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions declared in 2017 and a higher distributions payable at December 31, 2017.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014 and 2017) of $1,078,913 and $117,735 in 2017 and 2016, respectively.  The Limited Partners received distributions of $1,068,124 and $116,558 and the General Partners received distributions of $10,789 and $1,177 for the years, respectively.  The Limited Partners' distributions represented $54.45 and $5.87 per Unit for the years, respectively.

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

On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners. The Partnership acquired these Units using net sale proceeds.  On October 1, 2016, the Partnership repurchased a total of 205.23 Units for $177,869 from 14 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,895.12 Units for $3,057,481 from 154 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $177 and $4,151 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2017 and 2016	17

Statements for the Years Ended December 31, 2017 and 2016:

Income	18

Cash Flows	19

Changes in Partners' Capital (Deficit)	20

Notes to Financial Statements	21 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2017 and 2016, and the related statements of income, partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1994

Minneapolis, Minnesota
March 28, 2018

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$2,142,394	$691,125
Receivables	50,817	0
Total Current Assets	2,193,211	691,125

Real Estate Investments:
Land	3,659,461	3,839,216
Buildings	10,339,539	11,377,241
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	16,023,635
Accumulated Depreciation and Amortization	(3,769,205)	(3,650,418)
Real Estate Held for Investment, Net	11,036,973	12,373,217
Total Assets	$13,230,184	$13,064,342

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$27,235	$27,151
Distributions Payable	1,218,384	261,212
Unearned Rent	0	12,121
Total Current Liabilities	1,245,619	300,484

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	106,755	125,855

Partners' Capital (Deficit):
General Partners	10,072	(18,553)
Limited Partners – 24,000 Units authorized; 19,616 and 19,636 Units issued and outstanding as of December 31, 2017 and 2016, respectively	11,867,738	12,656,556
Total Partners' Capital	11,877,810	12,638,003
Total Liabilities and Partners' Capital	$13,230,184	$13,064,342

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016

Rental Income	$1,197,392	$1,305,613

Expenses:
Partnership Administration – Affiliates	166,178	163,979
Partnership Administration and Property Management – Unrelated Parties	110,012	44,627
Property Acquisition	0	56,760
Depreciation and Amortization	760,422	522,897
Total Expenses	1,036,612	788,263

Operating Income	160,780	517,350

Other Income:
Gain on Sale of Real Estate	1,043,829	0
Interest Income	2,078	2,805
Total Other Income	1,045,907	2,805

Net Income	$1,206,687	$520,155

Net Income Allocated:
General Partners	$48,293	$5,202
Limited Partners	1,158,394	514,953
Total	$1,206,687	$520,155

Income per Limited Partnership Unit:	$59.04	$25.93

Weighted Average Units Outstanding – Basic and Diluted	19,621	19,856

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016

Cash Flows from Operating Activities:
Net Income	$1,206,687	$520,155

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	741,322	505,148
Gain on Sale of Real Estate	(1,043,829)	0
(Increase) Decrease in Receivables	(50,817)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	84	16,424
Increase (Decrease) in Unearned Rent	(12,121)	0
Total Adjustments	(365,361)	521,572
Net Cash Provided By (Used For) Operating Activities	841,326	1,041,727

Cash Flows from Investing Activities:
Investments in Real Estate	(76,750)	(1,809,915)
Proceeds from Sale of Real Estate	1,696,401	0
Net Cash Provided By (Used For) Investing Activities	1,619,651	(1,809,915)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(991,915)	(1,050,713)
Repurchase of Partnership Units	(17,793)	(415,096)
Net Cash Provided By (Used For) Financing Activities	(1,009,708)	(1,465,809)

Net Increase (Decrease) in Cash	1,451,269	(2,233,997)

Cash, beginning of year	691,125	2,925,122

Cash, end of year	$2,142,394	$691,125

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$(9,126)	$13,589,851	$13,580,725	20,104.88

Distributions Declared	(10,478)	(1,037,303)	(1,047,781)

Repurchase of Partnership Units	(4,151)	(410,945)	(415,096)	(469.24)

Net Income	5,202	514,953	520,155

Balance, December 31, 2016	(18,553)	12,656,556	12,638,003	19,635.64

Distributions Declared	(19,491)	(1,929,596)	(1,949,087)

Repurchase of Partnership Units	(177)	(17,616)	(17,793)	(20.00)

Net Income	48,293	1,158,394	1,206,687

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2014, and with few exceptions, is no longer subject to state tax examinations for tax years before 2014.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2017 and 2016.

Fair Value Measurements

As of December 31, 2017 and 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2017 and 2016.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective for the Partnership's fiscal year beginning January 1, 2018.  We evaluated the accounting, transition, and disclosure requirements of the standard and the adoption of this standard will not have a material impact on the financial statements as the Partnership earns substantially all of its revenue from lease contracts that fall within the scope of AIC Topic 840, which are not within the scope of the new revenue standard.  Additionally, we have historically disposed of properties for cash with no contingencies and no future investment in the properties.  Therefore, the new revenue standard will not impact the recognition of gain or loss from property sales.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We are currently evaluating the accounting and disclosure requirements of the standard.  We expect the new standard will result in the majority of our real estate acquisitions to be considered asset acquisitions, whereby external acquisition costs related to these asset acquisitions will be capitalized.  Currently, the majority of our real estate acquisitions are considered acquisitions of businesses, whereby all acquisition-related costs are expensed as incurred.  We do not expect the standard to have a significant impact on the allocation of purchase price to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2017	2016

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$166,178	$163,979

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$110,012	$44,627

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$56,760

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$3,132	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.3 years.  The leases for the Best Buy store and the Fresenius Medical Center were extended to expire on and January 19, 2023 and June 30, 2027, respectively.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004.  The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005.  The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008.  The Fresenius Medical Center was constructed and acquired in 2008.  The Tractor Supply Company store was constructed in 2006 and acquired in 2014.  The Gander Mountain store was constructed in 1994 and renovated and acquired in 2014.  The Dollar Tree store was constructed in 2015 and acquired in 2016.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $46,750 of tenant improvements related to the Fresenius Medical Center.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2017 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,065	$1,128,070	$1,989,135	$626,083
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	614,247
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	1,104,455
Fresenius Medical Center, Shreveport, LA	102,046	1,305,321	1,407,367	468,013
Tractor Supply, Canton, GA	700,000	1,407,183	2,107,183	201,697
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	179,102
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	95,855
	$3,659,461	$10,339,539	$13,999,000	$3,289,452

For the years ended December 31, 2017 and 2016, the Partnership recognized depreciation expense of $424,895 and $450,923, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

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

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 45 and 114 months, respectively)	$807,178	$479,753	$807,178	$144,226

Acquired Below-Market Lease Intangibles (weighted average life of 71 and 83 months, respectively)	$161,007	$54,252	$161,007	$35,152

For the years ended December 31, 2017 and 2016, the value of in-place lease intangibles amortized to expense was $335,527 and $71,974, and the increase to rental income for below-market leases was $19,100 and $17,749, respectively.

For lease intangibles not held for sale at December 31, 2017, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Increase to Rental Income for Below-Market Leases

2018	$54,096	$19,100
2019	54,096	19,100
2020	54,096	19,100
2021	47,762	16,348
2022	28,744	8,108
	$238,794	$81,756

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

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

In the first quarter of 2017, the Partnership decided to sell the property.  In October 2017, the Partnership entered into an agreement to sell the KinderCare to an unrelated third party.  On November 14, 2017, the sale closed with the Partnership receiving net proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  At the time of sale, the cost and related accumulated depreciation was $1,294,207 and $641,635, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2017, the minimum future rent payments required by the leases are as follows:
2018	$1,017,501
2019	1,017,750
2020	893,701
2021	857,067
2022	535,877
Thereafter	898,578
$5,220,474

There were no contingent rents recognized in 2017 and 2016.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2017	2016

Sterling Jewelers Inc.	Retail	$327,995	$315,377
Best Buy Stores, L.P.	Retail	268,800	268,800
Tractor Supply Company	Retail	183,565	177,402
Dollar Tree Stores, Inc.	Retail	130,277	N/A
Gander Mountain Company	Retail	N/A	167,772
KinderCare Learning Centers LLC	Child Care	N/A	145,447
Aggregate rental income of major tenants		$910,637	$1,074,798
Aggregate rental income of major tenants as a percentage of total rental income		76%	82%

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(6)  Partners' Capital –

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $1,949,087 and $1,047,781, respectively.  The Limited Partners received distributions of $1,929,596 and $1,037,303 and the General Partners received distributions of $19,491 and $10,478 for the years, respectively.  The Limited Partners' distributions represented $98.34 and $52.24 per Limited Partnership Unit outstanding using 19,621 and 19,856 weighted average Units in 2017 and 2016, respectively.  The distributions represented $58.14 and $16.87 per Unit of Net Income and $40.20 and $35.37 per Unit of contributed capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from property sales completed in 2014 and 2017) of $1,078,913 and $117,735 in 2017 and 2016, respectively.  The Limited Partners received distributions of $1,068,124 and $116,558 and the General Partners received distributions of $10,789 and $1,177 for the years, respectively.  The Limited Partners' distributions represented $54.45 and $5.87 per Unit for the years, respectively.

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

On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2016, the Partnership repurchased a total of 264.01 Units for $233,076 from 12 Limited Partners. The Partnership acquired these Units using net sale proceeds.  On October 1, 2016, the Partnership repurchased a total of 205.23 Units for $177,869 from 14 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $177 and $4,151 in 2017 and 2016, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2017	2016

Net Income for Financial Reporting Purposes	$1,206,687	$520,155

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	416,749	178,825

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	56,760

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(12,121)	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(113,571)	0
Taxable Income to Partners	$1,497,744	$755,740

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2017	2016

Partners' Capital for Financial Reporting Purposes	$11,877,810	$12,638,003

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,574,180	1,271,002

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	12,121

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$16,660,033	$17,129,169

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 73, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2018.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 58, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2018.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2017.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2017 fiscal year.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2017 and 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2017, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2017.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2017

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$862,540

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,136,336

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,370,837

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$284,770

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2017

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$107,217

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2017 and 2016:

Fee Category	2017	2016

Audit Fees	$19,650	$19,100
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,650	$19,100

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

10.2
Assignment and Assumption of Lease dated January 14, 2005 between the Partnership, AEI Income & Growth Fund 25 LLC and LMB Auburn Hills I LLC relating to the Property at 3960 Baldwin Road, Auburn Hills, Michigan (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2005).

10.3
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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2018	By:	/s/ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2018
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2018
Patrick W. Keene	(Principal Accounting Officer)