Form 10-Q
period 2018-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2018-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,177,127	$2,142,394
Receivables	0	50,817
Total Current Assets	1,177,127	2,193,211

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(3,886,826)	(3,769,205)
Real Estate Held for Investment, Net	10,919,352	11,036,973
Total Assets	$12,096,479	$13,230,184

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$7,582	$27,235
Distributions Payable	198,180	1,218,384
Unearned Rent	32,918	0
Total Current Liabilities	238,680	1,245,619

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	101,980	106,755

Partners' Capital :
General Partners	8,852	10,072
Limited Partners – 24,000 Units authorized; 19,616 Units issued and outstanding as of 3/31/2018 and 12/31/2017	11,746,967	11,867,738
Total Partners' Capital	11,755,819	11,877,810
Total Liabilities and Partners' Capital	$12,096,479	$13,230,184

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$258,964	$334,157

Expenses:
Partnership Administration – Affiliates	37,630	44,744
Partnership Administration and Property Management – Unrelated Parties	28,361	15,049
Depreciation and Amortization	117,621	132,964
Total Expenses	183,612	192,757

Operating Income	75,352	141,400

Other Income:
Interest Income	837	421

Net Income	$76,189	$141,821

Net Income Allocated:
General Partners	$762	$1,418
Limited Partners	75,427	140,403
Total	$76,189	$141,821

Net Income per Limited Partnership Unit	$3.85	$7.15

Weighted Average Units Outstanding – Basic and Diluted	19,616	19,636

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$76,189	$141,821

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	112,846	128,189
(Increase) Decrease in Receivables	50,817	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(19,653)	(24,183)
Increase (Decrease) in Unearned Rent	32,918	34,058
Total Adjustments	176,928	138,064
Net Cash Provided By (Used For) Operating Activities	253,117	279,885

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,218,384)	(261,212)

Net Increase (Decrease) in Cash	(965,267)	18,673

Cash, beginning of period	2,142,394	691,125

Cash, end of period	$1,177,127	$709,798

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(2,612)	(258,599)	(261,211)

Net Income	1,418	140,403	141,821

Balance, March 31, 2017	$(19,747)	$12,538,360	$12,518,613	19,635.64

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(1,982)	(196,198)	(198,180)

Net Income	762	75,427	76,189

Balance, March 31, 2018	$8,852	$11,746,967	$11,755,819	19,615.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

Management has concluded that all of the Partnership's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Partnership selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Partnership analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Investments –

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

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Andover, Minnesota to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.

In the first quarter of 2017, the Partnership decided to sell the KinderCare daycare center.  In October 2017, the Partnership entered into an agreement to sell the property to an unrelated third party.  On November 14, 2017, the sale closed with the Partnership receiving net proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  At the time of sale, the cost and related accumulated depreciation was $1,294,207 and $641,635, respectively.

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to end on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that was capitalized and will be depreciated.

AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners' Capital –

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $198,180 and $261,211, respectively.  The Limited Partners received distributions of $196,198 and $258,599 and the General Partners received distributions of $1,982 and $2,612 for the periods, respectively.  The Limited Partners' distributions represented $10.00 and $13.17 per Limited Partnership Unit outstanding using 19,616 and 19,635 weighted average Units in 2018 and 2017, respectively.  The distributions represented $3.85 and $7.15 per Unit of Net Income and $6.15 and $6.02 per Unit of contributed capital in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2018 and 2017, the Partnership recognized rental income of $258,964 and $334,157, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and the Gander Mountain situation, as discussed below.  These decreases were partially offset by a rent increase on one property.  Based on the scheduled rent for the properties as of April 30, 2018, the Partnership expects to recognize rental income of approximately $1,037,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $37,630 and $44,744, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,361 and $15,049, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the Gander Mountain store.

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

In March 2017, the Partnership entered into an agreement with the tenant of the KinderCare daycare center in Andover, Minnesota to extend the lease term five years to end on June 30, 2022.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.  In addition, beginning on April 1, 2017, the tenant received free rent for three months that equaled $36,362.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In the first quarter of 2017, the Partnership decided to sell the KinderCare daycare center.  In October 2017, the Partnership entered into an agreement to sell the property to an unrelated third party.  On November 14, 2017, the sale closed with the Partnership receiving net proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  At the time of sale, the cost and related accumulated depreciation was $1,294,207 and $641,635, respectively.

For the three months ended March 31, 2018 and 2017, the Partnership recognized interest income of $837 and $421, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2018, the Partnership's cash balances decreased $965,267 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2017, the Partnership's cash balances increased $18,673 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $279,885 in 2017 to $253,117 in 2018 as a result of a decrease in total rental and interest income in 2018, and an increase in Partnership administration and property management expenses in 2018, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2018 and 2017, the Partnership did not complete any property acquisitions or property sales.

In April 2017, the Partnership entered into an agreement with the tenant of the Fresenius Medical Center in Shreveport, Louisiana to extend the lease term nine years to end on June 30, 2027.  The annual rent will remain the same throughout the remainder of the extended lease term.  As part of the agreement, the Partnership paid a tenant improvement allowance of $46,750 that was capitalized and will be depreciated.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $198,180 and $261,211, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $196,198 and $258,599 and the General Partners received distributions of $1,982 and $2,612 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2018 and 2017, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2018	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)