Form 10-Q
period 2018-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2018-08-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Statements for the Periods ended June 30, 2018 and 2017:

	Operations	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$931,930	$2,142,394
Receivables	91,761	50,817
Total Current Assets	1,023,691	2,193,211

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(4,004,447)	(3,769,205)
Real Estate Held for Investment, Net	10,801,731	11,036,973
Total Assets	$11,825,422	$13,230,184

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$57,045	$27,235
Distributions Payable	198,181	1,218,384
Unearned Rent	32,917	0
Total Current Liabilities	288,143	1,245,619

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	97,205	106,755

Partners' Capital :
General Partners	5,695	10,072
Limited Partners – 24,000 Units authorized; 19,402 and 19,616 Units issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	11,434,379	11,867,738
Total Partners' Capital	11,440,074	11,877,810
Total Liabilities and Partners' Capital	$11,825,422	$13,230,184

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Rental Income	$259,213	$297,795	$518,177	$631,952

Expenses:
Partnership Administration – Affiliates	34,466	41,998	72,096	86,742
Partnership Administration and Property Management – Unrelated Parties	37,381	22,356	65,742	37,405
Depreciation and Amortization	117,621	392,216	235,242	525,180
Total Expenses	189,468	456,570	373,080	649,327

Operating Income (Loss)	69,745	(158,775)	145,097	(17,375)

Other Income:
Interest Income	1,536	374	2,373	795

Net Income (Loss)	$71,281	$(158,401)	$147,470	$(16,580)

Net Income (Loss) Allocated:
General Partners	$713	$(1,584)	$1,475	$(166)
Limited Partners	70,568	(156,817)	145,995	(16,414)
Total	$71,281	$(158,401)	$147,470	$(16,580)

Net Income (Loss) per Limited Partnership Unit	$3.64	$(7.99)	$7.48	$(.84)

Weighted Average Units Outstanding – Basic and Diluted	19,402	19,616	19,509	19,626

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$147,470	$(16,580)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	225,692	515,630
(Increase) Decrease in Receivables	(40,944)	(46,315)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	29,810	(7,186)
Increase (Decrease) in Unearned Rent	32,917	31,797
Total Adjustments	247,475	493,926
Net Cash Provided By (Used For) Operating Activities	394,945	477,346

Cash Flows from Investing Activities:
Investments in Real Estate	0	(76,750)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,416,564)	(522,423)
Repurchase of Partnership Units	(188,845)	(17,794)
Net Cash Provided By (Used For) Financing Activities	(1,605,409)	(540,217)

Net Increase (Decrease) in Cash	(1,210,464)	(139,621)

Cash, beginning of period	2,142,394	691,125

Cash, end of period	$931,930	$551,504

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(5,224)	(517,196)	(522,420)

Repurchase of Partnership Units	(178)	(17,616)	(17,794)	(20.00)

Net Loss	(166)	(16,414)	(16,580)

Balance, June 30, 2017	$(24,121)	$12,105,330	$12,081,209	19,615.64

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(3,964)	(392,397)	(396,361)

Repurchase of Partnership Units	(1,888)	(186,957)	(188,845)	(213.34)

Net Income	1,475	145,995	147,470

Balance, June 30, 2018	$5,695	$11,434,379	$11,440,074	19,402.30

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018
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

(6)  Partners' Capital –

For six months ended June 30, 2018 and 2017, the Partnership declared distributions of $396,361 and $522,420, respectively.  The Limited Partners received distributions of $392,397 and $517,196 and the General Partners received distributions of $3,964 and $5,224 for the periods, respectively.  The Limited Partners' distributions represented $20.11 and $26.35 per Limited Partnership Unit outstanding using 19,509 and 19,626 weighted average Units in 2018 and 2017, respectively.  The distributions represented $0.00 and $0.00 per Unit of Net Income and $20.11 and $26.35 per Unit of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $197,980 and $68,812 in 2018 and 2017, respectively.  The Limited Partners received distributions of $196,000 and $68,124 and the General Partners received distributions of $1,980 and $688 for the periods, respectively.  The Limited Partners' distributions represented $10.10 and $3.47 per Unit for the periods, respectively.

On April 1, 2018, the Partnership repurchased a total of 213.34 Units for $186,957 from eight Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,888 and $178 in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of June 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2018 and 2017, the Partnership recognized rental income of $518,177 and $631,952, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and the Gander Mountain situation, as discussed below.  These decreases were partially offset by a rent increase on one property.  Based on the scheduled rent for the properties as of July 31, 2018, the Partnership expects to recognize rental income of approximately $1,037,000 in 2018.

For the six months ended June 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $72,096 and $86,742, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $65,742 and $37,405, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  These expenses were higher in 2018, when compared to 2017, due to expenses related to the Gander Mountain store.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2018 and 2017, the Partnership recognized interest income of $2,373 and $795, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, the Partnership's cash balances decreased $1,210,464 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2017, the Partnership's cash balances decreased $139,621 as a result of cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $477,346 in 2017 to $394,945 in 2018 as a result of a decrease in total rental and interest income in 2018 and an increase in Partnership administration and property management expenses in 2018, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2017, the Partnership expended $76,750 to invest in real properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the six months ended June 30, 2018 and 2017, the Partnership declared distributions of $396,361 and $522,420, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $392,397 and $517,196 and the General Partners received distributions of $3,964 and $5,224 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $197,980 and $68,812 in 2018 and 2017, respectively.  The Limited Partners received distributions of $196,000 and $68,124 and the General Partners received distributions of $1,980 and $688 for the periods, respectively.  The Limited Partners' distributions represented $10.10 and $3.47 per Unit for the periods, respectively.

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

On April 1, 2018, the Partnership repurchased a total of 213.34 Units for $186,957 from eight Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $1,888 and $178 in 2018 and 2017, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/18 to 4/30/18	213.34	$876.33	4,597.70(1)	(2)

5/1/18 to 5/31/18	--	--	--	--

6/1/18 to 6/30/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2018	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)