Form 10-Q
period 2018-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2018-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$1,026,339	$2,142,394
Receivables	3,664	50,817
Total Current Assets	1,030,003	2,193,211

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(4,122,068)	(3,769,205)
Real Estate Held for Investment, Net	10,684,110	11,036,973
Total Assets	$11,714,113	$13,230,184

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$95,206	$27,235
Distributions Payable	198,181	1,218,384
Total Current Liabilities	293,387	1,245,619

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	92,430	106,755

Partners' Capital :
General Partners	4,577	10,072
Limited Partners – 24,000 Units authorized; 19,402 and 19,616 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	11,323,719	11,867,738
Total Partners' Capital	11,328,296	11,877,810
Total Liabilities and Partners' Capital	$11,714,113	$13,230,184

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$259,212	$292,215	$777,389	$924,167

Expenses:
Partnership Administration – Affiliates	38,925	41,384	111,021	128,126
Partnership Administration and Property Management – Unrelated Parties	18,614	51,348	84,356	88,753
Depreciation and Amortization	117,621	117,621	352,863	642,801
Total Expenses	175,160	210,353	548,240	859,680

Operating Income	84,052	81,862	229,149	64,487

Other Income:
Interest Income	2,351	302	4,724	1,097

Net Income	$86,403	$82,164	$233,873	$65,584

Net Income Allocated:
General Partners	$864	$822	$2,339	$656
Limited Partners	85,539	81,342	231,534	64,928
Total	$86,403	$82,164	$233,873	$65,584

Net Income per Limited Partnership Unit	$4.41	$4.15	$11.89	$3.31

Weighted Average Units Outstanding – Basic and Diluted	19,402	19,616	19,473	19,622

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$233,873	$65,584

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	338,538	628,476
Increase (Decrease) in Receivables	47,153	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	67,971	(26,913)
Increase (Decrease) in Unearned Rent	0	22,399
Total Adjustments	453,662	623,962
Net Cash Provided By (Used For) Operating Activities	687,535	689,546

Cash Flows from Investing Activities:
Investments in Real Estate	0	(76,750)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,614,745)	(783,632)
Repurchase of Partnership Units	(188,845)	(17,794)
Net Cash Provided By (Used For) Financing Activities	(1,803,590)	(801,426)

Net Increase (Decrease) in Cash	(1,116,055)	(188,630)

Cash, beginning of period	2,142,394	691,125

Cash, end of period	$1,026,339	$502,495

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(7,307)	(723,395)	(730,702)

Repurchase of Partnership Units	(178)	(17,616)	(17,794)	(20.00)

Net Income	656	64,928	65,584

Balance, September 30, 2017	$(25,382)	$11,980,473	$11,955,091	19,615.64

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(5,946)	(588,596)	(594,542)

Repurchase of Partnership Units	(1,888)	(186,957)	(188,845)	(213.34)

Net Income	2,339	231,534	233,873

Balance, September 30, 2018	$4,577	$11,323,719	$11,328,296	19,402.30

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10-Q for the quarter ended March 31, 2019.

(5)  Real Estate Investments –

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017.  At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property decreased the Partnership's cash flow.  Consequently, in the third quarter of 2017, the Partnership reduced its regular quarterly cash distribution rate from $13.18 per Unit to $10.51 per Unit.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(5)  Real Estate Investments – (Continued)

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

(7)  Partners' Capital –

For nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $594,542 and $730,702, respectively.  The Limited Partners received distributions of $588,596 and $723,395 and the General Partners received distributions of $5,946 and $7,307 for the periods, respectively.  The Limited Partners' distributions represented $30.23 and $36.87 per Limited Partnership Unit outstanding using 19,473 and 19,622 weighted average Units in 2018 and 2017, respectively.  The distributions represented $2.25 and $2.41 per Unit of Net Income and $27.98 and $34.46 per Unit of contributed capital in 2018 and 2017, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Partnership recognized rental income of $777,389 and $924,167, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and the Gander Mountain situation, as discussed below.  These decreases were partially offset by a rent increase on one property.  Based on the scheduled rent for the properties as of October 31, 2018, the Partnership expects to recognize rental income of approximately $1,037,000 in both 2018 and 2019.

For the nine months ended September 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $111,021 and $128,126, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $84,356 and $88,753, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois.  The remaining interests in the property are owned by affiliates of the Partnership.  On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its on‑site assets.  In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017.  At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property.  The tenant paid rent through June 2017.  The owners have listed the property for lease with a real estate broker in the Champaign area.  The annual rent from this property represented approximately 13% of the total annual rent of the Partnership's property portfolio.  The loss of rent and increased expenses related to this property decreased the Partnership's cash flow.  Consequently, in the third quarter of 2017, the Partnership reduced its regular quarterly cash distribution rate from $13.18 per Unit to $10.51 per Unit.

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

For the nine months ended September 30, 2018 and 2017, the Partnership recognized interest income of $4,724 and $1,097, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2018, the Partnership's cash balances decreased $1,116,055 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2017, the Partnership's cash balances decreased $188,630 as a result of cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $689,546 in 2017 to $687,535 in 2018 as a result of a decrease in total rental and interest income in 2018, which was partially offset by a decrease in Partnership administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2017, the Partnership expended $76,750 to invest in real properties.

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

For the nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $594,542 and $730,702, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $588,596 and $723,395 and the General Partners received distributions of $5,946 and $7,307 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)