Form 10-K
period 2018-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2019-03-29
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2018

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
☐ Yes    ☒ No

As of June 30, 2018, there were 19,402.303 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,402,303.

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

Property Activity During the Last Three Years

As of December 31, 2015, the Partnership owned interests in seven properties with a total cost of $14,052,713.  During the year ended December 31, 2017, the Partnership sold one property interest and received net sale proceeds of $1,696,401, which resulted in a net gain of $1,043,829.  During 2016, the Partnership expended $1,809,915 to purchase one additional property as it reinvested cash generated from property sales completed in 2014.  As of December 31, 2018, the Partnership owned interests in seven properties with a total cost of $14,645,171.

Major Tenants

During 2018, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 100% of total rental income in 2018.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2019.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempt to diversify the properties by tenant and geographic location.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2018.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$203,946	$70.22

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$124,049	$53.85

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$282,241	$11.03

Fresenius Medical Center Shreveport, LA (55%)	10/2/08	$1,407,367		Bio-Medical Applications of Louisiana, LLC	$112,772	$24.12

Tractor Supply Company Store Canton, GA (50%)	5/29/14	$2,212,500	(1)	Tractor Supply Company	$172,573	$14.45

Gander Mountain Store Champaign, IL (30%)	7/3/14	$2,122,500	(1)	None (2)

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store and the Fresenius Medical Center were extended to end on January 19, 2023 and June 30, 2027, respectively.

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

At December 31, 2018, all properties listed above were 100% occupied.  The only exception is the Gander Mountain store that became vacant in July 2017.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2018, there were 1,068 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $7,927 and $19,491 were made to the General Partners and $784,800 and $1,929,596 were made to the Limited Partners for 2018 and 2017, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $264,735 and $1,068,124 in 2018 and 2017, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/18 to 10/31/18	73.67	$732.75	4,671.36(1)	(2)

11/1/18 to 11/30/18	--	--	--	--

12/1/18 to 12/31/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2018, the estimated value of the Partnership's Units was $793 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

•	Opinions of value from real estate brokerage firms
•	Appraisal reports from independent commercial property appraisers
•	Industry market reports from real estate brokerage and appraisal firms
•	Market values from comparable properties listed for sale or recently sold
•	Interviews with real estate brokers and tenants
•	Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2018 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Properties	$14,806,000	$16,540,000
Cash	975,000	2,197,000
Current Liabilities	(293,000)	(243,000)
Value attributable to the interest of the General Partners	(155,000)	(185,000)
Value attributable to the interest of the Limited Partners	$15,333,000	$18,309,000
Limited Partnership Units outstanding	19,329	19,616

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2018 and 2017, the Partnership recognized rental income of $1,036,602 and $1,197,392, respectively.  In 2018, rental income decreased due to the sale of one property in 2017 and the Gander Mountain situation, as discussed below.  These decreases were partially offset by a rent increase on one property.  Based on the scheduled rent for the properties owned as of February 28, 2019, the Partnership expects to recognize rental income of approximately $1,037,000 in 2019.

For the years ended December 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $147,914 and $166,178, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $97,109 and $110,012, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $124,049 to $105,560 effective January 1, 2020.

For the years ended December 31, 2018 and 2017, the Partnership recognized interest income of $7,647 and $2,078, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2018, the Partnership's cash balances decreased $1,149,087 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2017, the Partnership's cash balances increased $1,451,269 as a result of cash generated from the sale of property, which was partially offset by cash paid for tenant improvement allowances, and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $841,326 in 2017 to $907,211 in 2018 as a result of a decrease in Partnership administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2018.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2017, the Partnership generated cash flow from the sale of real estate of $1,696,401.  During the same period, the Partnership expended $76,750 to invest in real properties as the Partnership reinvested cash generated from property sales completed in 2014.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $792,727 and $1,949,087, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $784,800 and $1,929,596 and the General Partners received distributions of $7,927 and $19,491 for the years, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018 and a higher distributions payable at December 31, 2017.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $267,409 and $1,078,913 in 2018 and 2017, respectively.  The Limited Partners received distributions of $264,735 and $1,068,124 and the General Partners received distributions of $2,674 and $10,789 for the years, respectively.  The Limited Partners' distributions represented $13.64 and $54.45 per Unit for the years, respectively.

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

During 2018, the Partnership repurchased a total of 287.00 Units for $240,939 from 14 Limited Partners in accordance with the Partnership Agreement.  During 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 4,364.36 Units for $3,468,426 from 180 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,434 and $177 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2018 and 2017	18

Statements for the Years Ended December 31, 2018 and 2017:

Income	19

Cash Flows	20

Changes in Partners' Capital (Deficit)	21

Notes to Financial Statements	22 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2018 and 2017, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1994

Minneapolis, Minnesota
March 29, 2019

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$993,307	$2,142,394
Receivables	3,664	50,817
Total Current Assets	996,971	2,193,211

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(4,239,689)	(3,769,205)
Real Estate Held for Investment, Net	10,566,489	11,036,973
Total Assets	$11,563,460	$13,230,184

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$107,167	$27,235
Distributions Payable	198,186	1,218,384
Total Current Liabilities	305,353	1,245,619

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	87,655	106,755

Partners' Capital :
General Partners	2,998	10,072
Limited Partners – 24,000 Units authorized; 19,329 and 19,616 Units issued and outstanding as of December 31, 2018 and 2017, respectively	11,167,454	11,867,738
Total Partners' Capital	11,170,452	11,877,810
Total Liabilities and Partners' Capital	$11,563,460	$13,230,184

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2018	2017

Rental Income	$1,036,602	$1,197,392

Expenses:
Partnership Administration – Affiliates	147,914	166,178
Partnership Administration and Property Management – Unrelated Parties	97,109	110,012
Depreciation and Amortization	470,484	760,422
Total Expenses	715,507	1,036,612

Operating Income	321,095	160,780

Other Income:
Gain on Sale of Real Estate	0	1,043,829
Interest Income	7,647	2,078
Total Other Income	7,647	1,045,907

Net Income	$328,742	$1,206,687

Net Income Allocated:
General Partners	$3,287	$48,293
Limited Partners	325,455	1,158,394
Total	$328,742	$1,206,687

Net Income per Limited Partnership Unit:	$16.74	$59.04

Weighted Average Units Outstanding – Basic and Diluted	19,437	19,621

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017

Cash Flows from Operating Activities:
Net Income	$328,742	$1,206,687

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	451,384	741,322
Gain on Sale of Real Estate	0	(1,043,829)
(Increase) Decrease in Receivables	47,153	(50,817)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	79,932	84
Increase (Decrease) in Unearned Rent	0	(12,121)
Total Adjustments	578,469	(365,361)
Net Cash Provided By (Used For) Operating Activities	907,211	841,326

Cash Flows from Investing Activities:
Investments in Real Estate	0	(76,750)
Proceeds from Sale of Real Estate	0	1,696,401
Net Cash Provided By (Used For) Investing Activities	0	1,619,651

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,812,925)	(991,915)
Repurchase of Partnership Units	(243,373)	(17,793)
Net Cash Provided By (Used For) Financing Activities	(2,056,298)	(1,009,708)

Net Increase (Decrease) in Cash	(1,149,087)	1,451,269

Cash, beginning of year	2,142,394	691,125

Cash, end of year	$993,307	$2,142,394

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(18,553)	$12,656,556	$12,638,003	19,635.64

Distributions Declared	(19,491)	(1,929,596)	(1,949,087)

Repurchase of Partnership Units	(177)	(17,616)	(17,793)	(20.00)

Net Income	48,293	1,158,394	1,206,687

Balance, December 31, 2017	10,072	11,867,738	11,877,810	19,615.64

Distributions Declared	(7,927)	(784,800)	(792,727)

Repurchase of Partnership Units	(2,434)	(240,939)	(243,373)	(287.00)

Net Income	3,287	325,455	328,742

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it intents to again ask the Limited Partners to vote on the same two proposals.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2015, and with few exceptions, is no longer subject to state tax examinations for tax years before 2015.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2018 and 2017.

Fair Value Measurements

As of December 31, 2018 and 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred. During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on the Partnership's financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements and does not expect this guidance will have a material impact on the financial statements given the nature of the leases held by the Partnership.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2018	2017

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$147,914	$166,178

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$97,109	$110,012

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$3,132

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.3 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store and the Fresenius Medical Center were extended to end on January 19, 2023 and June 30, 2027, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2018 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,065	$1,128,070	$1,989,135	$671,207
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	661,647
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	1,215,827
Fresenius Medical Center, Shreveport, LA	102,046	1,305,321	1,407,367	523,033
Tractor Supply, Canton, GA	700,000	1,407,183	2,107,183	257,985
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	230,274
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	145,867
	$3,659,461	$10,339,539	$13,999,000	$3,705,840

For the years ended December 31, 2018 and 2017, the Partnership recognized depreciation expense of $416,388 and $424,895, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 64 and 76 months, respectively)	$807,178	$533,849	$807,178	$479,753

Acquired Below-Market Lease Intangibles (weighted average life of 59 and 71 months, respectively)	$161,007	$73,352	$161,007	$54,252

For the years ended December 31, 2018 and 2017, the value of in-place lease intangibles amortized to expense was $54,096 and $335,527, and the increase to rental income for below-market leases was $19,100 and $19,100, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2018, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Increase to Rental Income for Below-Market Leases

2019	$54,096	$19,100
2020	54,096	19,100
2021	47,762	16,348
2022	28,744	8,108
2023	28,744	8,108
	$213,442	$70,764

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

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

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024.  As part of the agreement, the annual rent will decrease from $124,049 to $105,560 effective January 1, 2020.

For properties owned as of December 31, 2018, the minimum future rent payments required by the leases are as follows:
2019	$1,017,750
2020	893,701
2021	857,067
2022	535,877
2023	249,357
Thereafter	649,221
$4,202,973

There were no contingent rents recognized in 2018 and 2017.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2018	2017

Sterling Jewelers Inc.	Retail	$327,995	$327,995
Best Buy Stores, L.P.	Retail	281,992	268,800
Tractor Supply Company	Retail	183,565	183,565
Dollar Tree Stores, Inc.	Retail	130,278	130,277
Bio-Medical Applications of Louisiana, LLC	Medical	112,772	N/A
Aggregate rental income of major tenants		$1,036,602	$910,637
Aggregate rental income of major tenants as a percentage of total rental income		100%	76%

(6)  Partners' Capital –

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $792,727 and $1,949,087, respectively.  The Limited Partners received distributions of $784,800 and $1,929,596 and the General Partners received distributions of $7,927 and $19,491 for the years, respectively.  The Limited Partners' distributions represented $40.38 and $98.34 per Limited Partnership Unit outstanding using 19,437 and 19,621 weighted average Units in 2018 and 2017, respectively.  The distributions represented $4.27 and $58.14 per Unit of Net Income and $36.11 and $40.20 per Unit of contributed capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $267,409 and $1,078,913 in 2018 and 2017, respectively.  The Limited Partners received distributions of $264,735 and $1,068,124 and the General Partners received distributions of $2,674 and $10,789 for the years, respectively.  The Limited Partners' distributions represented $13.64 and $54.45 per Unit for the years, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(6)  Partners' Capital – (Continued)

During 2018, the Partnership repurchased a total of 287.00 Units for $240,939 from 14 Limited Partners in accordance with the Partnership Agreement.  During 2017, the Partnership repurchased a total of 20.00 Units for $17,616 from one Limited Partner.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,434 and $177 in 2018 and 2017, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2018	2017

Net Income for Financial Reporting Purposes	$328,742	$1,206,687

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	152,847	416,749

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(12,121)

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(113,571)
Taxable Income to Partners	$481,589	$1,497,744

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2018	2017

Partners' Capital for Financial Reporting Purposes	$11,170,452	$11,877,810

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,727,027	1,574,180

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$16,105,522	$16,660,033

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 74, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 59, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2019.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2018.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2018 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2019:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2018 and 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2018, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2018.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2018

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$862,540

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,284,250

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,370,837

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$292,457

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2018

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$109,891

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	2018	2017

Audit Fees	$19,585	$19,650
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,585	$19,650

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2019	By:	/s/ MARNI J NYGARD
Marni J Nygard, Chief Investment Officer
(Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	Chief Investment Officer	March 29, 2019
Marni J Nygard	(Acting Principal Executive Officer)

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2019
Patrick W. Keene	(Principal Accounting Officer)