Form 10-Q
period 2019-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2019-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$984,758	$993,307
Receivables	3,664	3,664
Total Current Assets	988,422	996,971

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(4,357,310)	(4,239,689)
Real Estate Held for Investment, Net	10,448,868	10,566,489
Total Assets	$11,437,290	$11,563,460

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$102,103	$107,167
Distributions Payable	198,186	198,186
Total Current Liabilities	300,289	305,353

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	82,880	87,655

Partners' Capital :
General Partners	1,835	2,998
Limited Partners – 24,000 Units authorized; 19,329 Units issued and outstanding as of 3/31/2019 and 12/31/2018	11,052,286	11,167,454
Total Partners' Capital	11,054,121	11,170,452
Total Liabilities and Partners' Capital	$11,437,290	$11,563,460

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$259,212	$258,964

Expenses:
Partnership Administration – Affiliates	37,679	37,630
Partnership Administration and Property Management – Unrelated Parties	25,404	28,361
Depreciation and Amortization	117,621	117,621
Total Expenses	180,704	183,612

Operating Income	78,508	75,352

Other Income:
Interest Income	3,347	837

Net Income	$81,855	$76,189

Net Income Allocated:
General Partners	$819	$762
Limited Partners	81,036	75,427
Total	$81,855	$76,189

Net Income per Limited Partnership Unit	$4.19	$3.85

Weighted Average Units Outstanding – Basic and Diluted	19,329	19,616

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income	$81,855	$76,189

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	112,846	112,846
(Increase) Decrease in Receivables	0	50,817
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,064)	(19,653)
Increase (Decrease) in Unearned Rent	0	32,918
Total Adjustments	107,782	176,928
Net Cash Provided By (Used For) Operating Activities	189,637	253,117

Cash Flows from Financing Activities:
Distributions Paid to Partners	(198,186)	(1,218,384)

Net Increase (Decrease) in Cash	(8,549)	(965,267)

Cash, beginning of period	993,307	2,142,394

Cash, end of period	$984,758	$1,177,127

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(1,982)	(196,198)	(198,180)

Net Income	762	75,427	76,189

Balance, March 31, 2018	$8,852	$11,746,967	$11,755,819	19,615.64

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	$1,835	$11,052,286	$11,054,121	19,328.64

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Partnership's first presentation of year-to-date quarterly changes in partners' capital is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership's financial statements.

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

(6)  Partners' Capital –

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $198,186 and $198,180, respectively.  The Limited Partners received distributions of $196,204 and $196,198 and the General Partners received distributions of $1,982 and $1,982 for the periods, respectively.  The Limited Partners' distributions represented $10.15 and $10.00 per Limited Partnership Unit outstanding using 19,329 and 19,616 weighted average Units in 2019 and 2018, respectively.  The distributions represented $4.19 and $3.85 per Unit of Net Income and $5.96 and $6.15 per Unit of contributed capital in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

As of March 31, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2019 and 2018, the Partnership recognized rental income of $259,212 and $258,964, respectively.  In 2019, rental income increased due to a rent increase on one property.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Partnership expects to recognize rental income of approximately $1,037,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $37,679 and $37,630, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,404 and $28,361, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the three months ended March 31, 2019 and 2018, the Partnership recognized interest income of $3,347 and $837, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2019 and 2018, the Partnership's cash balances decreased $8,549 and $965,267, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $253,117 in 2018 to $189,637 in 2019 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2019 and a decrease in Partnership administration and property management expenses in 2019.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019 and 2018, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $198,186 and $198,180, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $196,204 and $196,198 and the General Partners received distributions of $1,982 and $1,982 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2019 and 2018, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)