Form 10-Q
period 2019-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2019-08-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$903,215	$993,307
Receivables	1,465	3,664
Total Current Assets	904,680	996,971

Real Estate Investments:
Land	3,659,461	3,659,461
Buildings	10,339,539	10,339,539
Acquired Intangible Lease Assets	807,178	807,178
Real Estate Held for Investment, at cost	14,806,178	14,806,178
Accumulated Depreciation and Amortization	(4,474,931)	(4,239,689)
Real Estate Held for Investment, Net	10,331,247	10,566,489
Total Assets	$11,235,927	$11,563,460

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,397	$107,167
Distributions Payable	198,178	198,186
Total Current Liabilities	277,575	305,353

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	78,105	87,655

Partners’ Capital :
General Partners	95	2,998
Limited Partners – 24,000 Units authorized; 19,264 and 19,329 Units issued and outstanding as of 6/30/2019 and 12/31/2018	10,880,152	11,167,454
Total Partners' Capital	10,880,247	11,170,452
Total Liabilities and Partners' Capital	$11,235,927	$11,563,460

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$259,213	$259,213	$518,425	$518,177

Expenses:
Partnership Administration – Affiliates	36,209	34,466	73,888	72,096
Partnership Administration and Property Management – Unrelated Parties	35,779	37,381	61,183	65,742
Depreciation and Amortization	117,621	117,621	235,242	235,242
Total Expenses	189,609	189,468	370,313	373,080

Operating Income	69,604	69,745	148,112	145,097

Other Income:
Interest Income	3,237	1,536	6,584	2,373

Net Income	$72,841	$71,281	$154,696	$147,470

Net Income Allocated:
General Partners	$728	$713	$1,547	$1,475
Limited Partners	72,113	70,568	153,149	145,995
Total	$72,841	$71,281	$154,696	$147,470

Net Income per Limited Partnership Unit	$3.74	$3.64	$7.94	$7.48

Weighted Average Units Outstanding – Basic and Diluted	19,264	19,402	19,296	19,509

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$154,696	$147,470

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	225,692	225,692
(Increase) Decrease in Receivables	2,199	(40,944)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(27,770)	29,810
Increase (Decrease) in Unearned Rent	0	32,917
Total Adjustments	200,121	247,475
Net Cash Provided By (Used For) Operating Activities	354,817	394,945

Cash Flows from Financing Activities:
Distributions Paid to Partners	(396,372)	(1,416,564)
Repurchase of Partnership Units	(48,537)	(188,845)
Net Cash Provided By (Used For) Financing Activities	(444,909)	(1,605,409)

Net Increase (Decrease) in Cash	(90,092)	(1,210,464)

Cash, beginning of period	993,307	2,142,394

Cash, end of period	$903,215	$931,930

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(1,982)	(196,198)	(198,180)

Net Income	762	75,427	76,189

Balance, March 31, 2018	8,852	11,746,967	11,755,819	19,615.64

Distributions Declared	(1,982)	(196,199)	(198,181)

Repurchase of Partnership Units	(1,888)	(186,957)	(188,845)	(213.34)

Net Income	713	70,568	71,281

Balance, June 30, 2018	$5,695	$11,434,379	$11,440,074	19,402.30

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	1,835	11,052,286	11,054,121	19,328.64

Distributions Declared	(1,982)	(196,196)	(198,178)

Repurchase of Partnership Units	(486)	(48,051)	(48,537)	(64.66)

Net Income	728	72,113	72,841

Balance, June 30, 2019	$95	$10,880,152	$10,880,247	19,263.98

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners’ capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners’ capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Partnership’s first presentation of year-to-date quarterly changes in partners’ capital was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership’s financial statements.

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

(6)  Partners’ Capital –

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $396,364 and $396,361, respectively.  The Limited Partners received distributions of $392,400 and $392,397 and the General Partners received distributions of $3,964 and $3,964 for the periods, respectively.  The Limited Partners' distributions represented $20.34 and $20.11 per Limited Partnership Unit outstanding using 19,296 and 19,509 weighted average Units in 2019 and 2018, respectively.  The distributions represented $5.45 and $0.00 per Unit of Net Income and $14.89 and $20.11 per Unit of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $197,980 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $196,000 and the General Partners received distributions of $645 and $1,980 for the periods, respectively.  The Limited Partners’ distributions represented $3.29 and $10.10 per Unit for the periods, respectively.

On April 1, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement.  On April 1, 2018, the Partnership repurchased a total of 213.34 Units for $186,957 from eight Limited Partners. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 and $1,888 in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

As of June 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2019 and 2018, the Partnership recognized rental income of $518,425 and $518,177, respectively.  In 2019, rental income increased due to a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Partnership expects to recognize rental income of approximately $1,037,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $73,888 and $72,096, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $61,183 and $65,742, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the six months ended June 30, 2019 and 2018, the Partnership recognized interest income of $6,584 and $2,373, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019 and 2018, the Partnership's cash balances decreased $90,092 and $1,210,464, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $394,945 in 2018 to $354,817 in 2019 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2019 and a decrease in Partnership administration and property management expenses in 2019.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019 and 2018, the Partnership did not complete any property acquisitions or property sales.

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

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $396,364 and $396,361, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $392,400 and $392,397 and the General Partners received distributions of $3,964 and $3,964 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $197,980 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $196,000 and the General Partners received distributions of $645 and $1,980 for the periods, respectively.  The Limited Partners’ distributions represented $3.29 and $10.10 per Unit for the periods, respectively.

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

On April 1, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement.  On April 1, 2018, the Partnership repurchased a total of 213.34 Units for $186,957 from eight Limited Partners. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 and $1,888 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/19 to 4/30/19	64.66	$743.13	4,736.02(1)	(2)

5/1/19 to 5/31/19	--	--	--	--

6/1/19 to 6/30/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2019	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)