Form 10-Q
period 2019-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2019-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$829,804	$993,307
Receivables	1,466	3,664
Total Current Assets	831,270	996,971

Real Estate Investments:
Land	2,959,461	3,659,461
Buildings	8,932,356	10,339,539
Acquired Intangible Lease Assets	621,258	807,178
Real Estate Held for Investment, at cost	12,513,075	14,806,178
Accumulated Depreciation and Amortization	(4,157,139)	(4,239,689)
Real Estate Held for Investment, Net	8,355,936	10,566,489
Real Estate Held for Sale	1,925,710	0
Total Real Estate Investments	10,281,646	10,566,489
Total Assets	$11,112,916	$11,563,460

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$102,025	$107,167
Distributions Payable	198,178	198,186
Total Current Liabilities	300,203	305,353

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	51,350	87,655

Partners’ Capital :
General Partners	(1,093)	2,998
Limited Partners – 24,000 Units authorized; 19,264 and 19,329 Units issued and outstanding as of 9/30/2019 and 12/31/2018	10,762,456	11,167,454
Total Partners' Capital	10,761,363	11,170,452
Total Liabilities and Partners' Capital	$11,112,916	$11,563,460
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$259,213	$259,212	$777,638	$777,389

Expenses:
Partnership Administration – Affiliates	42,893	38,925	116,781	111,021
Partnership Administration and Property Management – Unrelated Parties	22,456	18,614	83,639	84,356
Depreciation and Amortization	117,621	117,621	352,863	352,863
Total Expenses	182,970	175,160	553,283	548,240

Operating Income	76,243	84,052	224,355	229,149

Other Income:
Interest Income	3,051	2,351	9,635	4,724

Net Income	$79,294	$86,403	$233,990	$233,873

Net Income Allocated:
General Partners	$793	$864	$2,340	$2,339
Limited Partners	78,501	85,539	231,650	231,534
Total	$79,294	$86,403	$233,990	$233,873

Net Income per Limited Partnership Unit	$4.08	$4.41	$12.01	$11.89

Weighted Average Units Outstanding – Basic and Diluted	19,264	19,402	19,286	19,473

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$233,990	$233,873

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	338,538	338,538
(Increase) Decrease in Receivables	2,198	47,153
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,142)	67,971
Total Adjustments	335,594	453,662
Net Cash Provided By (Used For) Operating Activities	569,584	687,535

Cash Flows from Investing Activities:
Investments in Real Estate	(90,000)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(594,550)	(1,614,745)
Repurchase of Partnership Units	(48,537)	(188,845)
Net Cash Provided By (Used For) Financing Activities	(643,087)	(1,803,590)

Net Increase (Decrease) in Cash	(163,503)	(1,116,055)

Cash, beginning of period	993,307	2,142,394

Cash, end of period	$829,804	$1,026,339

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(1,982)	(196,198)	(198,180)

Net Income	762	75,427	76,189

Balance, March 31, 2018	8,852	11,746,967	11,755,819	19,615.64

Distributions Declared	(1,982)	(196,199)	(198,181)

Repurchase of Partnership Units	(1,888)	(186,957)	(188,845)	(213.34)

Net Income	713	70,568	71,281

Balance, June 30, 2018	5,695	11,434,379	11,440,074	19,402.30

Distributions Declared	(1,982)	(196,199)	(198,181)

Net Income	864	85,539	86,403

Balance, September 30, 2018	$4,577	$11,323,719	$11,328,296	19,402.30

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	1,835	11,052,286	11,054,121	19,328.64

Distributions Declared	(1,982)	(196,196)	(198,178)

Repurchase of Partnership Units	(486)	(48,051)	(48,537)	(64.66)

Net Income	728	72,113	72,841

Balance, June 30, 2019	95	10,880,152	10,880,247	19,263.98

Distributions Declared	(1,981)	(196,197)	(198,178)

Net Income	793	78,501	79,294

Balance, September 30, 2019	$(1,093)	$10,762,456	$10,761,363	19,263.98

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

In September 2019, the Partnership entered into an agreement with the tenant of the Tractor Supply Company store in Canton, Georgia to extend the lease term ten years to end on September 30, 2034.  The annual rent remained the same with a 3.0% increase scheduled to occur after five years.  As part of the agreement, the Partnership paid a tenant improvement allowance of $90,000 that was capitalized.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In September 2019, the Partnership entered into an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On October 23, 2019, the sale closed with the Partnership receiving net proceeds of approximately $2,739,000, which resulted in a net gain of approximately $813,300.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,302,500 and $376,790, respectively.  At September 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,925,710.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $594,542 for both years.  The Limited Partners received distributions of $588,597 and $588,596 and the General Partners received distributions of $5,945 and $5,946 for the periods, respectively.  The Limited Partners' distributions represented $30.52 and $30.23 per Limited Partnership Unit outstanding using 19,286 and 19,473 weighted average Units in 2019 and 2018, respectively.  The distributions represented $9.52 and $2.25 per Unit of Net Income and $21.00 and $27.98 per Unit of contributed capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $197,980 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $196,000 and the General Partners received distributions of $645 and $1,980 for the periods, respectively.  The Limited Partners’ distributions represented $3.32 and $10.10 per Unit for the periods, respectively.

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

(7)  Fair Value Measurements –

As of September 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Partnership recognized rental income of $777,638 and $777,389, respectively.  In 2019, rental income increased due to a rent increase on one property.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Partnership expects to recognize rental income of approximately $1,001,000 and $835,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $116,781 and $111,021, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $83,639 and $84,356, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the nine months ended September 30, 2019 and 2018, the Partnership recognized interest income of $9,635 and $4,724, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Partnership's cash balances decreased $163,503 as a result of cash paid for a tenant improvement allowance and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2018, the Partnership's cash balances decreased $1,116,055 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $687,535 in 2018 to $569,584 in 2019 as a result of an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2019.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Partnership expended $90,000 to invest in real properties.

In September 2019, the Partnership entered into an agreement with the tenant of the Tractor Supply Company store in Canton, Georgia to extend the lease term ten years to end on September 30, 2034.  The annual rent remained the same with a 3.0% increase scheduled to occur after five years.  As part of the agreement, the Partnership paid a tenant improvement allowance of $90,000 that was capitalized.

In September 2019, the Partnership entered into an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On October 23, 2019, the sale closed with the Partnership receiving net proceeds of approximately $2,739,000, which resulted in a net gain of approximately $813,300.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,302,500 and $376,790, respectively.  At September 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $1,925,710.

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

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $594,542 for both years, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $588,597 and $588,596 and the General Partners received distributions of $5,945 and and $5,946 for the periods, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $197,980 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $196,000 and the General Partners received distributions of $645 and $1,980 for the periods, respectively.  The Limited Partners’ distributions represented $3.32 and $10.10 per Unit for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)