Form 10-K
period 2019-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2020-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2019

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     □ Yes    ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     □ Yes    ⌧ No

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
□ Yes    ⌧ No

As of June 30, 2019, there were 19,263.982 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,263,982.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 22, 1994.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners.  The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995.  The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

ITEM 1.  BUSINESS.  (Continued)

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership.  In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations.  The General Partner will re-evaluate the situation in 12 to 24 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2016, the Partnership owned interests in eight properties with a total cost of $15,862,628.  During the years ended December 31, 2017 and 2019, the Partnership sold two property interests and received net sale proceeds of $1,696,401 and $2,730,563, which resulted in net gains of $1,043,829 and $804,853, respectively.  As of December 31, 2019, the Partnership owned interests in six properties with a total cost of $12,432,671.

Major Tenants

During 2019, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 100% of total rental income in 2019.  It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2020 with the following exception.  The tenant of the Tractor Supply Company store will not continue to be a major tenant because the property was sold in 2019.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2019.
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

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); Best Buy store (AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (AEI Income & Growth Fund 24 LLC); and Gander Mountain store (AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store, Jared Jewelry store and the Fresenius Medical Center were extended to end on January 19, 2023, December 31, 2024 and June 30, 2027, respectively.

ITEM 2.  PROPERTIES.  (Continued)

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased during 2009 through 2017.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2019, all properties listed above were 100% occupied.  The only exception is the Gander Mountain store that became vacant in July 2017.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2019, there were 1,027 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $7,928 and $7,927 were made to the General Partners and $784,793 and $784,800 were made to the Limited Partners for 2019 and 2018, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $63,868 and $264,735 in 2019 and 2018, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/19 to 10/31/19	472.85	$696.62	5,208.86(1)	(2)

11/1/19 to 11/30/19	--	--	--	--

12/1/19 to 12/31/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority (“FINRA”) implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2019, the estimated value of the Partnership's Units was $733 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2019 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Properties	$10,988,000	$14,806,000
Cash	3,225,000	975,000
Current liabilities	(300,000)	(293,000)
Value attributable to the interest of the General Partners	(139,000)	(155,000)
Value attributable to the interest of the Limited Partners	$13,774,000	$15,333,000
Limited Partnership Units outstanding	18,791	19,329

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.  The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2019 and 2018, the Partnership recognized rental income of $1,001,165 and $1,036,602, respectively.  In 2019, rental income decreased due to the sale of one property in 2019.  Based on the scheduled rent for the properties owned as of February 29, 2020, the Partnership expects to recognize rental income of approximately $835,000 in 2020.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $156,988 and $147,914, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $97,151 and $97,109, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

For the years ended December 31, 2019 and 2018, the Partnership recognized interest income of $15,995 and $7,647, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2019, the Partnership's cash balances increased $2,204,142 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2018, the Partnership's cash balances decreased $1,149,087 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $907,211 in 2018 to $737,566 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2019, the Partnership generated cash flow from the sale of real estate of $2,730,563.  During the same period, the Partnership expended $90,000 to invest in real properties.

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

In September 2019, the Partnership entered into an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On October 23, 2019, the sale closed with the Partnership receiving net proceeds of $2,730,563, which resulted in a net gain of $804,853.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,302,500 and $376,790, respectively.

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

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $792,721 and $792,727, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $784,793 and $784,800 and the General Partners received distributions of $7,928 and $7,927 for the years, respectively.  In December 2017, the Partnership declared a special distribution of net sale proceeds of $1,010,101 which was paid in the first week of January 2018 and resulted in higher distributions paid in 2018.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $267,409 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $264,735 and the General Partners received distributions of $645 and $2,674 for the years, respectively.  The Limited Partners’ distributions represented $3.32 and $13.64 per Unit for the years, respectively.

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

On April 1, 2019, the Partnership repurchased a total of 64.65 Units for $48,051 from 5 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2019, the Partnership repurchased a total of 472.85 Units for $329,395 from 40 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2018, the Partnership repurchased a total of 287.00 Units for $240,939 from 14 Limited Partners. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,812 and $2,434 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2019 and 2018	17

Statements for the Years Ended December 31, 2019 and 2018:

Income	18

Cash Flows	19

Changes in Partners’ Capital	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2019 and 2018, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership’s auditor since 1994

Minneapolis, Minnesota
March 30, 2020

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2019	2018

Current Assets:
Cash	$3,197,449	$993,307
Receivables	0	3,664
Total Current Assets	3,197,449	996,971

Real Estate Investments:
Land	2,959,461	3,659,461
Buildings	8,932,356	10,339,539
Acquired Intangible Lease Assets	621,258	807,178
Real Estate Held for Investment, at cost	12,513,075	14,806,178
Accumulated Depreciation and Amortization	(4,254,350)	(4,239,689)
Total Real Estate Investments	8,258,725	10,566,489
Total Assets	$11,456,174	$11,563,460

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$94,400	$107,167
Distributions Payable	198,178	198,186
Total Current Liabilities	292,578	305,353

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	49,323	87,655

Partners’ Capital :
General Partners	7,992	2,998
Limited Partners – 24,000 Units authorized; 18,791 and 19,329 Units issued and outstanding as of December 31, 2019 and 2018, respectively	11,106,281	11,167,454
Total Partners' Capital	11,114,273	11,170,452
Total Liabilities and Partners' Capital	$11,456,174	$11,563,460

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2019	2018

Rental Income	$1,001,165	$1,036,602

Expenses:
Partnership Administration – Affiliates	156,988	147,914
Partnership Administration and Property Management – Unrelated Parties	97,151	97,109
Depreciation and Amortization	450,074	470,484
Total Expenses	704,213	715,507

Operating Income	296,952	321,095

Other Income:
Gain on Sale of Real Estate	804,853	0
Interest Income	15,995	7,647
Total Other Income	820,848	7,647

Net Income	$1,117,800	$328,742

Net Income Allocated:
General Partners	$16,734	$3,287
Limited Partners	1,101,066	325,455
Total	$1,117,800	$328,742

Net Income per Limited Partnership Unit:	$57.46	$16.74

Weighted Average Units Outstanding – Basic and Diluted	19,162	19,437

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018

Cash Flows from Operating Activities:
Net Income	$1,117,800	$328,742

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	433,722	451,384
Gain on Sale of Real Estate	(804,853)	0
(Increase) Decrease in Receivables	3,664	47,153
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(12,767)	79,932
Total Adjustments	(380,234)	578,469
Net Cash Provided By (Used For) Operating Activities	737,566	907,211

Cash Flows from Investing Activities:
Investments in Real Estate	(90,000)	0
Proceeds from Sale of Real Estate	2,730,563	0
Net Cash Provided By (Used For) Investing Activities	2,640,563	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(792,729)	(1,812,925)
Repurchase of Partnership Units	(381,258)	(243,373)
Net Cash Provided By (Used For) Financing Activities	(1,173,987)	(2,056,298)

Net Increase (Decrease) in Cash	2,204,142	(1,149,087)

Cash, beginning of year	993,307	2,142,394

Cash, end of year	$3,197,449	$993,307

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$10,072	$11,867,738	$11,877,810	19,615.64

Distributions Declared	(7,927)	(784,800)	(792,727)

Repurchase of Partnership Units	(2,434)	(240,939)	(243,373)	(287.00)

Net Income	3,287	325,455	328,742

Balance, December 31, 2018	2,998	11,167,454	11,170,452	19,328.64

Distributions Declared	(7,928)	(784,793)	(792,721)

Repurchase of Partnership Units	(3,812)	(377,446)	(381,258)	(537.50)

Net Income	16,734	1,101,066	1,117,800

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the Chief Executive Officer and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2019 AND 2018

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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal.  As a result, the Managing General Partner will continue the operations of the Partnership.  In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations.  The General Partner will re-evaluate the situation in 12 to 24 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates, and the difference could be material.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2016, and with few exceptions, is no longer subject to state tax examinations for tax years before 2016.

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
DECEMBER 31, 2019 AND 2018

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
DECEMBER 31, 2019 AND 2018

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2019 and 2018.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2019 and 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Hanover, Maryland (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% --– AEI Income & Growth Fund 25 LLC); Best Buy store (54% – AEI Income & Growth Fund 26 LLC); Fresenius Medical Center (55% – AEI Income & Growth Fund 24 LLC); and Gander Mountain store (30% – AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP).

The Partnership owned a 50% interest in a Tractor Supply Company store.  AEI Accredited Investor Fund V LP, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2019.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2019	2018

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$156,988	$147,914

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$97,151	$97,109

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$13,668	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store, Jared Jewelry store in Auburn Hills and Fresenius Medical Center were extended to end on January 19, 2023, December 31, 2024 and June 30, 2027, respectively.

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2019 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,065	$1,128,070	$1,989,135	$716,331
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	709,047
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	1,327,199
Fresenius Medical Center, Shreveport, LA	102,046	1,305,321	1,407,367	578,053
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	281,446
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	195,879
	$2,959,461	$8,932,356	$11,891,817	$3,807,955

For the years ended December 31, 2019 and 2018, the Partnership recognized depreciation expense of $402,316 and $416,388, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 33 and 64 months, respectively)	$621,258	$446,395	$807,178	$533,849

Acquired Below-Market Lease Intangibles (weighted average life of 73 and 59 months, respectively)	$80,404	$31,081	$161,007	$73,352

For the years ended December 31, 2019 and 2018, the value of in-place lease intangibles amortized to expense was $47,758 and $54,096, and the increase to rental income for below-market leases was $16,352 and $19,100, respectively.  For lease intangibles not held for sale as of December 31, 2019, the estimated amortization expense is $28,744 and the estimated increase to rental income for below-market leases is $8,108 for each of the next five succeeding years.

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

In September 2019, the Partnership entered into an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On October 23, 2019, the sale closed with the Partnership receiving net proceeds of $2,730,563, which resulted in a net gain of $804,853.  At the time of sale, the cost and related accumulated depreciation and amortization was $2,302,500 and $376,790, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2019, the minimum future rent payments required by the leases are as follows:
2020	$826,688
2021	833,197
2022	641,437
2023	354,917
2024	340,501
Thereafter	414,280
$3,411,020

There were no contingent rents recognized in 2019 and 2018.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2019	2018

Sterling Jewelers Inc.	Retail	$327,995	$327,995
Best Buy Stores, L.P.	Retail	282,241	281,992
Tractor Supply Company	Retail	147,880	183,565
Dollar Tree Stores, Inc.	Retail	130,277	130,278
Bio-Medical Applications of Louisiana, LLC	Medical	112,772	112,772
Aggregate rental income of major tenants		$1,001,165	$1,036,602
Aggregate rental income of major tenants as a percentage of total rental income		100%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $792,721 and $792,727, respectively.  The Limited Partners received distributions of $784,793 and $784,800 and the General Partners received distributions of $7,928 and $7,927 for the years, respectively.  The Limited Partners' distributions represented $40.96 and $40.38 per Limited Partnership Unit outstanding using 19,162 and 19,437 weighted average Units in 2019 and 2018, respectively.  The distributions represented $40.96 and $4.27 per Unit of Net Income and $0 and $36.11 per Unit of contributed capital in 2019 and 2018, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6)  Partners’ Capital – (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 and $267,409 in 2019 and 2018, respectively.  The Limited Partners received distributions of $63,868 and $264,735 and the General Partners received distributions of $645 and $2,674 for the years, respectively.  The Limited Partners’ distributions represented $3.32 and $13.64 per Unit for the years, respectively.

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

On April 1, 2019, the Partnership repurchased a total of 64.65 Units for $48,051 from 5 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2019, the Partnership repurchased a total of 472.85 Units for $329,395 from 40 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2018, the Partnership repurchased a total of 287.00 Units for $240,939 from 14 Limited Partners. The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,812 and $2,434 in 2019 and 2018, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2019	2018

Net Income for Financial Reporting Purposes	$1,117,800	$328,742

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	147,696	152,847

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(166,404)	0
Taxable Income to Partners	$1,099,092	$481,589

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(7)  Income Taxes – (Continued)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2019	2018

Partners' Capital for Financial Reporting Purposes	$11,114,273	$11,170,452

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,708,319	1,727,027

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$16,030,635	$16,105,522

(8)  Coronavirus Outbreak –

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers.  Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus.  Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Partnership is unable to estimate the impact the coronavirus will have on its financial results at this time.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 75, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2020.  He was President of AFM from September 1992 to July 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Marni J. Nygard, Esq., age 45, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2020.  Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 60, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI.  Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager.  Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 45, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene.  He has been elected to continue in these positions until December 2020.  Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016.  Prior to being elected to the positions above, he was Controller of the various entities.  Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2019.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2019 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2020:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Marni J. Nygard	0	0.00%
Keith E. Petersen	0	0.00%

Address for all:
1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2019 and 2018.

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

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2019, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2019.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2019

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$862,540

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,441,238

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,384,505

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$300,225

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$113,863

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019	2018

Audit Fees	$20,150	$19,585
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,150	$19,585

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

10.4
Purchase and Sale Agreement dated September 17, 2019 between the Partnership, AEI Accredited Investor Fund V LP and ExchangeRight Real Estate, LLC relating to the property at 2860 East Cherokee Drive, Canton, Georgia (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 29, 2019).

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2020	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2020
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2020
Keith E. Petersen	(Principal Accounting Officer)