Form 10-Q
period 2020-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2020-05-15
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,127,130	$3,197,449

Real Estate Investments:
Land	2,959,461	2,959,461
Buildings	8,932,356	8,932,356
Acquired Intangible Lease Assets	621,258	621,258
Real Estate Held for Investment, at cost	12,513,075	12,513,075
Accumulated Depreciation and Amortization	(4,351,561)	(4,254,350)
Real Estate Held for Investment, Net	8,161,514	8,258,725
Total Assets	$11,288,644	$11,456,174

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$77,715	$94,400
Distributions Payable	194,850	198,178
Total Current Liabilities	272,565	292,578

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	47,296	49,323

Partners’ Capital :
General Partners	6,538	7,992
Limited Partners – 24,000 Units authorized; 18,791 Units issued and outstanding as of 3/31/2020 and 12/31/2019	10,962,245	11,106,281
Total Partners' Capital	10,968,783	11,114,273
Total Liabilities and Partners' Capital	$11,288,644	$11,456,174

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$208,699	$259,212

Expenses:
Partnership Administration – Affiliates	43,277	37,679
Partnership Administration and Property Management – Unrelated Parties	24,758	25,404
Depreciation and Amortization	97,211	117,621
Total Expenses	165,246	180,704

Operating Income	43,453	78,508

Other Income:
Interest Income	5,907	3,347

Net Income	$49,360	$81,855

Net Income Allocated:
General Partners	$494	$819
Limited Partners	48,866	81,036
Total	$49,360	$81,855

Net Income per Limited Partnership Unit	$2.60	$4.19

Weighted Average Units Outstanding – Basic and Diluted	18,791	19,329

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income	$49,360	$81,855

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	95,184	112,846
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(16,685)	(5,064)
Total Adjustments	78,499	107,782
Net Cash Provided By (Used For) Operating Activities	127,859	189,637

Cash Flows from Financing Activities:
Distributions Paid to Partners	(198,178)	(198,186)

Net Increase (Decrease) in Cash	(70,319)	(8,549)

Cash, beginning of period	3,197,449	993,307

Cash, end of period	$3,127,130	$984,758

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	$1,835	$11,052,286	$11,054,121	19,328.64

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)

Net Income	494	48,866	49,360

Balance, March 31, 2020	$6,538	$10,962,245	$10,968,783	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements –

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

(4)  Real Estate Investments –

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois. The remaining interests in the property are owned by affiliates of the Partnership. On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its onsite assets. In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017. At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property. The tenant paid rent through June 2017. The owners have listed the property for lease with a real estate broker in the Champaign area.

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

(6)  Partners’ Capital –

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $194,850 and $198,186, respectively. The Limited Partners received distributions of $192,902 and $196,204 and the General Partners received distributions of $1,948 and $1,982 for the periods, respectively. The Limited Partners' distributions represented $10.27 and $10.15 per Limited Partnership Unit outstanding using 18,791 and 19,329 weighted average Units in 2020 and 2019, respectively. The distributions represented $2.60 and $4.19 per Unit of Net Income and $7.67 and $5.96 per Unit of contributed capital in 2020 and 2019, respectively.

(7) Fair Value Measurements –

As of March 31, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has received rent modification requests from two tenants of the six properties owned by the Partnership. In response, the Partnership has been working closely with these tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times. Most of these tenants are requesting a sixty to ninety day rent abatement, which the Partnership is negotiating to be repaid over the subsequent nine to twelve months.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Partnership recognized rental income of $208,699 and $259,212, respectively. In 2020, rental income decreased due to the sale of one property in 2019. Based on the scheduled rent for the properties owned as of April 30, 2020, the Partnership expects to recognize rental income of approximately $835,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $43,277 and $37,679, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,758 and $25,404, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

The Partnership owns a 30% interest in the Gander Mountain store in Champaign, Illinois. The remaining interests in the property are owned by affiliates of the Partnership. On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its onsite assets. In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017. At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property. The tenant paid rent through June 2017. The owners have listed the property for lease with a real estate broker in the Champaign area.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent will decrease from $124,049 to $105,560 effective January 1, 2020.

For the three months ended March 31, 2020 and 2019, the Partnership recognized interest income of $5,907 and $3,347, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2020 and 2019, the Partnership's cash balances decreased $70,319 and $8,549 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $189,637 in 2019 to $127,859 in 2020 as a result of a decrease in total rental and interest income in 2020, an increase in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2020 and 2019, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $194,850 and $198,186, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $192,902 and $196,204 and the General Partners received distributions of $1,948 and $1,982 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2020 and 2019, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)