Form 10-Q
period 2020-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2020-08-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2020

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2020 and December 31, 2019	3

	Statements for the Periods ended June 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,028,531	$3,197,449
Rent Receivable	21,493	0
Total Current Assets	3,050,024	3,197,449

Real Estate Investments:
Land	2,959,461	2,959,461
Buildings	8,932,356	8,932,356
Acquired Intangible Lease Assets	621,258	621,258
Property Acquisition Costs	6,241	0
Real Estate Held for Investment, at cost	12,519,316	12,513,075
Accumulated Depreciation and Amortization	(4,448,772)	(4,254,350)
Real Estate Held for Investment, Net	8,070,544	8,258,725
Long-Term Rent Receivable	30,091	0
Total Assets	$11,150,659	$11,456,174

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$75,676	$94,400
Distributions Payable	104,546	198,178
Total Current Liabilities	180,222	292,578

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	45,269	49,323

Partners’ Capital :
General Partners	6,102	7,992
Limited Partners – 24,000 Units authorized; 18,791 Units issued and outstanding as of 6/30/2020 and 12/31/2019	10,919,066	11,106,281
Total Partners' Capital	10,925,168	11,114,273
Total Liabilities and Partners' Capital	$11,150,659	$11,456,174
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Rental Income	$208,699	$259,213	$417,398	$518,425

Expenses:
Partnership Administration – Affiliates	24,174	36,209	67,451	73,888
Partnership Administration and Property Management – Unrelated Parties	27,130	35,779	51,888	61,183
Depreciation and Amortization	97,211	117,621	194,422	235,242
Total Expenses	148,515	189,609	313,761	370,313

Operating Income	60,184	69,604	103,637	148,112

Other Income:
Interest Income	747	3,237	6,654	6,584

Net Income	$60,931	$72,841	$110,291	$154,696

Net Income Allocated:
General Partners	$609	$728	$1,103	$1,547
Limited Partners	60,322	72,113	109,188	153,149
Total	$60,931	$72,841	$110,291	$154,696

Net Income per Limited Partnership Unit	$3.21	$3.74	$5.81	$7.94

Weighted Average Units Outstanding – Basic and Diluted	18,791	19,264	18,791	19,296

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$110,291	$154,696

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	190,368	225,692
(Increase) Decrease in Rent Receivable	(51,584)	2,199
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(18,724)	(27,770)
Total Adjustments	120,060	200,121
Net Cash Provided By (Used For) Operating Activities	230,351	354,817

Cash Flows from Investing Activities:
Investments in Real Estate	(6,241)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(393,028)	(396,372)
Repurchase of Partnership Units	0	(48,537)
Net Cash Provided By (Used For) Financing Activities	(393,028)	(444,909)

Net Increase (Decrease) in Cash	(168,918)	(90,092)

Cash, beginning of period	3,197,449	993,307

Cash, end of period	$3,028,531	$903,215

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	1,835	11,052,286	11,054,121	19,328.64

Distributions Declared	(1,982)	(196,196)	(198,178)

Repurchase of Partnership Units	(486)	(48,051)	(48,537)	(64.66)

Net Income	728	72,113	72,841

Balance, June 30, 2019	$95	$10,880,152	$10,880,247	19,263.98

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)

Net Income	494	48,866	49,360

Balance, March 31, 2020	6,538	10,962,245	10,968,783	18,791.14

Distributions Declared	(1,045)	(103,501)	(104,546)

Net Income	609	60,322	60,931

Balance, June 30, 2020	$6,102	$10,919,066	$10,925,168	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2020
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

(6)  Partners’ Capital –

For the six months ended June 30, 2020 and 2019, the Partnership declared distributions of $299,396 and $396,364, respectively. The Limited Partners received distributions of $296,403 and $392,400 and the General Partners received distributions of $2,993 and $3,964 for the periods, respectively. The Limited Partners' distributions represented $15.77 and $20.34 per Limited Partnership Unit outstanding using 18,791 and 19,296 weighted average Units in 2020 and 2019, respectively. The distributions represented $5.81 and $5.45 per Unit of Net Income and $9.96 and $14.89 per Unit of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 in 2019. The Limited Partners received distributions of $63,868 and the General Partners received distributions of $645. The Limited Partners’ distributions represented $3.29 per Unit.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital – (Continued)

On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 in 2019.

(7)  Fair Value Measurements –

As of June 30, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the six properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan and Hanover, Maryland to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021. The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $51,584 was recognized as rental income during the three months ended June 30, 2020 and a corresponding rent receivable was recorded. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2020 and 2019, the Partnership recognized rental income of $417,398 and $518,425, respectively. In 2020, rental income decreased due to the sale of one property in 2019. Based on the scheduled rent for the properties owned as of July 31, 2020, the Partnership expects to recognize rental income of approximately $835,000 in 2020.

For the six months ended June 30, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $67,451 and $73,888, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $51,888 and $61,183, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent will decrease from $124,049 to $105,560 effective January 1, 2020.

For the six months ended June 30, 2020 and 2019, the Partnership recognized interest income of $6,654 and $6,584, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Partnership's cash balances decreased $168,918 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property acquisition costs. During the six months ended June 30, 2019, the Partnership's cash balances decreased $90,092 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $354,817 in 2019 to $230,351 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2020.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2020, the Partnership expended $6,241 of property acquisition costs related to its property in Champaign, Illinois.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2020 and 2019, the Partnership declared distributions of $299,396 and $396,364, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $296,403 and $392,400 and the General Partners received distributions of $2,993 and $3,964 for the periods, respectively. The Partnership has temporarily reduced distribution rates for the period ended June 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 in 2019. The Limited Partners received distributions of $63,868 and the General Partners received distributions of $645. The Limited Partners’ distributions represented $3.29 per Unit.

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

On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 13, 2020	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)