Form 10-Q
period 2020-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2020-11-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-29274

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1789725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$2,974,676	$3,197,449
Rent Receivable	34,390	0
Total Current Assets	3,009,066	3,197,449

Real Estate Investments:
Land	2,857,415	2,959,461
Buildings	7,627,035	8,932,356
Acquired Intangible Lease Assets	655,278	621,258
Property Acquisition Costs	33,055	0
Real Estate Held for Investment, at cost	11,172,783	12,513,075
Accumulated Depreciation and Amortization	(3,926,665)	(4,254,350)
Real Estate Held for Investment, Net	7,246,118	8,258,725
Real Estate Held for Sale	788,049	0
Total Real Estate Investments	8,034,167	8,258,725
Long-Term Rent Receivable	17,195	0
Total Assets	$11,060,428	$11,456,174

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$37,697	$94,400
Distributions Payable	133,937	198,178
Total Current Liabilities	171,634	292,578

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	43,242	49,323

Partners’ Capital :
General Partners	5,305	7,992
Limited Partners – 24,000 Units authorized; 18,791 Units issued and outstanding as of 9/30/2020 and 12/31/2019	10,840,247	11,106,281
Total Partners' Capital	10,845,552	11,114,273
Total Liabilities and Partners' Capital	$11,060,428	$11,456,174
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$208,699	$259,213	$626,097	$777,638

Expenses:
Partnership Administration – Affiliates	36,212	42,893	103,663	116,781
Partnership Administration and Property Management – Unrelated Parties	21,707	22,456	73,595	83,639
Depreciation and Amortization	97,211	117,621	291,633	352,863
Total Expenses	155,130	182,970	468,891	553,283

Operating Income	53,569	76,243	157,206	224,355

Other Income:
Interest Income	752	3,051	7,406	9,635

Net Income	$54,321	$79,294	$164,612	$233,990

Net Income Allocated:
General Partners	$543	$793	$1,646	$2,340
Limited Partners	53,778	78,501	162,966	231,650
Total	$54,321	$79,294	$164,612	$233,990

Net Income per Limited Partnership Unit	$2.86	$4.08	$8.67	$12.01

Weighted Average Units Outstanding – Basic and Diluted	18,791	19,264	18,791	19,286

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$164,612	$233,990

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	285,552	338,538
(Increase) Decrease in Rent Receivable	(51,585)	2,198
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(56,703)	(5,142)
Total Adjustments	177,264	335,594
Net Cash Provided By (Used For) Operating Activities	341,876	569,584

Cash Flows from Investing Activities:
Investments in Real Estate	(67,075)	(90,000)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(497,574)	(594,550)
Repurchase of Partnership Units	0	(48,537)
Net Cash Provided By (Used For) Financing Activities	(497,574)	(643,087)

Net Increase (Decrease) in Cash	(222,773)	(163,503)

Cash, beginning of period	3,197,449	993,307

Cash, end of period	$2,974,676	$829,804

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(1,982)	(196,204)	(198,186)

Net Income	819	81,036	81,855

Balance, March 31, 2019	1,835	11,052,286	11,054,121	19,328.64

Distributions Declared	(1,982)	(196,196)	(198,178)

Repurchase of Partnership Units	(486)	(48,051)	(48,537)	(64.66)

Net Income	728	72,113	72,841

Balance, June 30, 2019	95	10,880,152	10,880,247	19,263.98

Distributions Declared	(1,981)	(196,197)	(198,178)

Net Income	793	78,501	79,294

Balance, September 30, 2019	$(1,093)	$10,762,456	$10,761,363	19,263.98

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)

Net Income	494	48,866	49,360

Balance, March 31, 2020	6,538	10,962,245	10,968,783	18,791.14

Distributions Declared	(1,045)	(103,501)	(104,546)

Net Income	609	60,322	60,931

Balance, June 30, 2020	6,102	10,919,066	10,925,168	18,791.14

Distributions Declared	(1,340)	(132,597)	(133,937)

Net Income	543	53,778	54,321

Balance, September 30, 2020	$5,305	$10,840,247	$10,845,552	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.
AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In January 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets. On February 14, 2014, the proposal to continue the Partnership was approved with a majority of Units voted in favor of the continuation proposal. As a result, the Managing General Partner will continue the operations of the Partnership. In consideration of the adverse impact COVID-19 is having on the World and U.S. economy, the General Partner believes it is in the best interest of the Partnership to continue operations. The General Partner will re-evaluate the situation in 6 to 18 months and may again submit the option to liquidate to a vote by the Limited Partners at that time.

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

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and is expected to commence on June 1, 2021. The Partnership is responsible for paying its 30% share of the buildout of the space, which is expected to be approximately $660,000. It is expected that a total of $62,443 of lease commissions will be paid by the Partnership, as of September 30, 2020 the Partnership paid its 30% share of lease commissions due to real estate brokers totaling $34,020 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. The Partnership is continuing to pursue additional tenants for the remaining space.

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

In October 2020, the Partnership entered into an agreement to sell its 55% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,467,000, which will result in a net gain of approximately $679,000. At September 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $788,049.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $433,333 and $594,542, respectively. The Limited Partners received distributions of $429,000 and $588,597 and the General Partners received distributions of $4,333 and $5,945 for the periods, respectively. The Limited Partners' distributions represented $22.83 and $30.52 per Limited Partnership Unit outstanding using 18,791 and 19,286 weighted average Units in 2020 and 2019, respectively. The distributions represented $8.67 and $9.52 per Unit of Net Income and $14.16 and $21.00 per Unit of contributed capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 in 2019. The Limited Partners received distributions of $63,868 and the General Partners received distributions of $645. The Limited Partners’ distributions represented $3.32 per Unit.

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 in 2019.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements –

As of September 30, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the Financial Accounting Standards Board. Deferred rent of $51,585 was recognized as rental income during the nine months ended September 30, 2020 and a corresponding rent receivable was recorded. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Partnership recognized rental income of $626,097 and $777,638, respectively. In 2020, rental income decreased due to the sale of one property in 2019 and a decrease related to the Jared Jewelry store in Auburn Hills, Michigan as discussed below. Based on the scheduled rent for the properties owned as of October 31, 2020, the Partnership expects to recognize rental income of approximately $835,000 and $841,000 in 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $103,663 and $116,781, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $73,595 and $83,639, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and is expected to commence on June 1, 2021. The Partnership is responsible for paying its 30% share of the buildout of the space, which is expected to be approximately $660,000. It is expected that a total of $62,443 of lease commissions will be paid by the Partnership, as of September 30, 2020 the Partnership paid its 30% share of lease commissions due to real estate brokers totaling $34,020 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease. The Partnership is continuing to pursue additional tenants for the remaining space.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent will decrease from $124,049 to $105,560 effective January 1, 2020.

For the nine months ended September 30, 2020 and 2019, the Partnership recognized interest income of $7,406 and $9,635, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Partnership's cash balances decreased $222,773 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs. During the nine months ended September 30, 2019, the Partnership's cash balances decreased $163,503 as a result of cash paid for a tenant improvement allowance and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $569,584 in 2019 to $341,876 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2020.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2020, the Partnership expended $67,075 of property and lease acquisition costs related to its property in Champaign, Illinois. During the nine months ended September 30, 2019, the Partnership expended $90,000 to invest in real properties.

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

In October 2020, the Partnership entered into an agreement to sell its 55% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,467,000, which will result in a net gain of approximately $679,000. At September 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $788,049.

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

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $433,333 and $594,542, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $429,000 and $588,597 and the General Partners received distributions of $4,333 and $5,945 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $64,513 in 2019. The Limited Partners received distributions of $63,868 and the General Partners received distributions of $645. The Limited Partners’ distributions represented $3.32 per Unit.

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

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 64.66 Units for $48,051 from five Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $486 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1
Certification of President of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)