Form 10-K
period 2020-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2021-03-30
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2020

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2020, there were 18,791.132 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,791,132.

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

ITEM 1. BUSINESS. (Continued)

In January 2021, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets. On March 3, 2021, the votes were counted and neither proposal received the required majority vote. As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will ask the Limited Partners to on the same two proposals.

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

Property Activity During the Last Three Years

As of December 31, 2017, the Partnership owned interests in seven properties with a total cost of $14,645,171. During the years ended December 31, 2019 and 2020, the Partnership sold two property interests and received net sale proceeds of $2,730,563 and $1,465,286, which resulted in net gains of $804,853 and $677,237, respectively. As of December 31, 2020, the Partnership owned interests in five properties with a total cost of $11,088,747.

Major Tenants

During 2020, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants in aggregate contributed 100% of total rental income in 2020. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2021, with the following exception. The tenant of the Fresenius Medical Center will not continue to be a major tenant because the property was sold in 2020. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a longterm lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2020.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$203,946	$70.22

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$105,560	$45.82

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$282,241	$11.03

Gander Mountain Store Champaign, IL (30%)	7/3/14	$2,122,500	(1)	None (2)

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

(1)  Does not include acquisition costs that were expensed.
(2)  This property is under construction for future tenants.

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store and Jared Jewelry store were extended to end on January 19, 2023 and December 31, 2024, respectively.

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

At December 31, 2020, all properties listed above were 100% occupied. The only exception is the Gander Mountain store that became vacant in July 2017.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2020, there were 1,030 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $5,673 and $7,928 were declared to the General Partners and $561,596 and $784,800 were declared to the Limited Partners for 2020 and 2019, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $63,868 in 2019.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2020, the Partnership did not purchase any Units.

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

At December 31, 2020, the estimated value of the Partnership's Units was $769 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

  Opinions of value from real estate brokerage firms
  Appraisal reports from independent commercial property appraisers
  Industry market reports from real estate brokerage and appraisal firms
  Market values from comparable properties listed for sale or recently sold
  Interviews with real estate brokers and tenants
  Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2020 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Properties	$10,197,000	$10,988,000
Cash	4,567,000	3,225,000
Current liabilities	(172,000)	(300,000)
Value attributable to the interest of the General Partners	(146,000)	(139,000)
Value attributable to the interest of the Limited Partners	$14,446,000	$13,774,000
Limited Partnership Units outstanding	18,791	18,791

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The determination of the relative fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. See Note 8 on COVID-19 effect on our operations. The impact of COVID-19 on our future results could still be significant and will largely depend on continuing developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2020 and 2019, the Partnership recognized rental income of $830,552 and $1,001,165, respectively. In 2020, rental income decreased due to the sale of one property in 2019, one property in 2020 and a decrease related to the Jared Jewelry store in Auburn Hills, Michigan as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2021, the Partnership expects to recognize rental income of approximately $789,000 in 2021.

For the years ended December 31, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $138,479 and $156,988, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $87,103 and $97,151, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and is expected to commence on June 1, 2021. The Partnership is responsible for paying its 30% share of the buildout of the space, which is expected to be approximately $660,000. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for the 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and is expected to commence on December 1, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which is expected to be $272,000. In addition, the Partnership will pay its 30% share of lease commissions due to real estate brokers totaling $40,804 that will be due as part of the lease transaction. This amount will be capitalized and amortized over the term of the lease.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $124,049 to $105,560 effective January 1, 2020.

For the years ended December 31, 2020 and 2019, the Partnership recognized interest income of $8,181 and $15,995, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2020, the Partnership's cash balances increased $1,110,717 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs. During the year ended December 31, 2019, the Partnership's cash balances increased $2,204,142 as a result of cash generated from the sale of property, which was partially offset by cash paid for a tenant improvement allowance and distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $737,566 in 2019 to $593,239 in 2020 as a result of a decrease in total rental and interest income in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2020.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2020, the Partnership expended $316,297 of property and lease acquisition costs related to its property in Champaign, Illinois. During the years ended December 31, 2020 and 2019, the Partnership generated cash flow from the sale of real estate of $1,465,286 and $2,730,563, respectively. During the same periods, the Partnership expended $316,297 and $90,000, respectively, to invest in real properties.

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

In October 2020, the Partnership entered into an agreement to sell its 55% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. On December 18, 2020, the sale closed with the Partnership receiving net proceeds of $1,465,286, which resulted in a net gain of $677,237. At the time of sale, the cost and related accumulated depreciation was $1,407,367 and $619,318, respectively.

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

For the years ended December 31, 2020 and 2019, the Partnership declared distributions of $567,269 and $792,721, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $561,596 and $784,793 and the General Partners received distributions of $5,673 and $7,928 for the years, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

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

During 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 64.65 Units for $48,051 from 5 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. On October 1, 2019, the Partnership repurchased a total of 472.85 Units for $329,395 from 40 Limited Partners. The Partnership acquired these Units using net sale proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,812 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2020 and 2019	17

Statements for the Years Ended December 31, 2020 and 2019:

Income	18

Cash Flows	19

Changes in Partners’ Capital	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) as of December 31, 2020 and 2019, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 1994

Minneapolis, Minnesota
March 30, 2021

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2020	2019

Current Assets:
Cash	$4,308,166	$3,197,449
Rent Receivable	47,285	0
Total Current Assets	4,355,451	3,197,449

Real Estate Investments:
Land	2,857,415	2,959,461
Buildings	7,627,035	8,932,356
Construction in Progress	252,854	0
Acquired Intangible Lease Assets	684,701	621,258
Real Estate Held for Investment, at cost	11,422,005	12,513,075
Accumulated Depreciation and Amortization	(4,010,121)	(4,254,350)
Real Estate Held for Investment, Net	7,411,884	8,258,725
Long-Term Rent Receivable	4,299	0
Total Assets	$11,771,634	$11,456,174

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$134,180	$94,400
Distributions Payable	133,936	198,178
Total Current Liabilities	268,116	292,578

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	41,215	49,323

Partners’ Capital:
General Partners	11,472	7,992
Limited Partners – 24,000 Units authorized; 18,791 Units issued and outstanding as of December 31, 2020 and 2019, respectively	11,450,831	11,106,281
Total Partners' Capital	11,462,303	11,114,273
Total Liabilities and Partners' Capital	$11,771,634	$11,456,174

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2020	2019

Rental Income	$830,552	$1,001,165

Expenses:
Partnership Administration – Affiliates	138,479	156,988
Partnership Administration and Property Management – Unrelated Parties	87,103	97,151
Depreciation and Amortization	375,089	450,074
Total Expenses	600,671	704,213

Operating Income	229,881	296,952

Other Income:
Gain on Sale of Real Estate	677,237	804,853
Interest Income	8,181	15,995
Total Other Income	685,418	820,848

Net Income	$915,299	$1,117,800

Net Income Allocated:
General Partners	$9,153	$16,734
Limited Partners	906,146	1,101,066
Total	$915,299	$1,117,800

Net Income per Limited Partnership Unit:	$48.22	$57.46

Weighted Average Units Outstanding – Basic and Diluted	18,791	19,162

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019

Cash Flows from Operating Activities:
Net Income	$915,299	$1,117,800

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	366,981	433,722
Gain on Sale of Real Estate	(677,237)	(804,853)
(Increase) Decrease in Receivables	(51,584)	3,664
Increase (Decrease) in Payable to AEI Fund Management, Inc.	39,780	(12,767)
Total Adjustments	(322,060)	(380,234)
Net Cash Provided By (Used For) Operating Activities	593,239	737,566

Cash Flows from Investing Activities:
Investments in Real Estate	(316,297)	(90,000)
Proceeds from Sale of Real Estate	1,465,286	2,730,563
Net Cash Provided By (Used For) Investing Activities	1,148,989	2,640,563

Cash Flows from Financing Activities:
Distributions Paid to Partners	(631,511)	(792,729)
Repurchase of Partnership Units	0	(381,258)
Net Cash Provided By (Used For) Financing Activities	(631,511)	(1,173,987)

Net Increase (Decrease) in Cash	1,110,717	2,204,142

Cash, beginning of year	3,197,449	993,307

Cash, end of year	$4,308,166	$3,197,449

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$2,998	$11,167,454	$11,170,452	19,328.64

Distributions Declared	(7,928)	(784,793)	(792,721)

Repurchase of Partnership Units	(3,812)	(377,446)	(381,258)	(537.50)

Net Income	16,734	1,101,066	1,117,800

Balance, December 31, 2019	7,992	11,106,281	11,114,273	18,791.14

Distributions Declared	(5,673)	(561,596)	(567,269)

Net Income	9,153	906,146	915,299

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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

In January 2021, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets. On March 3, 2021, the votes were counted and neither proposal received the required majority vote. As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will ask the Limited Partners to on the same two proposals.

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
DECEMBER 31, 2020 AND 2019

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2017, and with few exceptions, is no longer subject to state tax examinations for tax years before 2017.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For deferred rents due to COVID-19, the Partnership recognizes the deferred rent related to the month it applies and records a rental receivable. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

Real Estate Investments

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2020 and 2019.

Fair Value Measurements

As of December 31, 2020 and 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2020 and 2019.

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

Recently Adopted Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (FASB) issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Partnership would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

During the year ended December 31, 2020, the Partnership provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Partnership has made an election to account for such lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020.

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

The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Accredited Investor Fund V LP, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2019. The Partnership owned a 55% interest in a Fresenius Medical Center. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 45% interest in this property until the property was sold to an unrelated third party in 2020.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2020	2019

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$138,479	$156,988

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$87,103	$97,151

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$96,901	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$9,151	$13,668

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store and Jared Jewelry store in Auburn Hills were extended to end on January 19, 2023 and December 31, 2024, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2020 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Hanover, MD	$861,065	$1,128,070	$1,989,135	$761,455
Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	756,447
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	1,438,571
Gander Mountain, Champaign, IL	507,000	1,279,291	1,786,291	332,618
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	245,891
	$2,857,415	$7,627,035	$10,484,450	$3,534,982

For the years ended December 31, 2020 and 2019, the Partnership recognized depreciation expense of $346,345 and $402,316, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2020		2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 37 and 33 months, respectively)	$684,701	$475,139	$621,258	$446,395

Acquired Below-Market Lease Intangibles (weighted average life of 61 and 73 months, respectively)	$80,404	$39,189	$80,404	$31,081

For the years ended December 31, 2020 and 2019, the value of in-place lease intangibles amortized to expense was $28,744 and $47,758, and the increase to rental income for below-market leases was $8,108 and $16,352, respectively. For lease intangibles not held for sale as of December 31, 2020, the estimated amortization expense is $32,455 for the year ended December 31, 2021 and $35,088 for each of the next four succeeding years, and the estimated increase to rental income for below-market leases is $8,108 for each of the next five succeeding years.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments – (Continued)

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and is expected to commence on June 1, 2021. The Partnership is responsible for paying its 30% share of the buildout of the space, which is expected to be approximately $660,000. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for the 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and is expected to commence on December 1, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which is expected to be $272,000. In addition, the Partnership will pay its 30% share of lease commissions due to real estate brokers totaling $40,804 that will be due as part of the lease transaction. This amount will be capitalized and amortized over the term of the lease.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $124,049 to $105,560 effective January 1, 2020.

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

In October 2020, the Partnership entered into an agreement to sell its 55% interest in the Fresenius Medical Center in Shreveport, Louisiana to an unrelated third party. On December 18, 2020, the sale closed with the Partnership receiving net proceeds of $1,465,286, which resulted in a net gain of $677,237. At the time of sale, the cost and related accumulated depreciation was $1,407,367 and $619,318, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2020, the minimum future rent payments required by the leases are as follows:
2021	$780,497
2022	631,645
2023	345,125
2024	330,709
2025	225,149
Thereafter	595,574
$2,908,699

There were no contingent rents recognized in 2020 and 2019.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2020	2019

Sterling Jewelers Inc.	Retail	$309,506	$327,995
Best Buy Stores, L.P.	Retail	282,241	282,241
Dollar Tree Stores, Inc.	Retail	130,277	130,277
Bio-Medical Applications of Louisiana, LLC	Medical	108,528	112,772
Tractor Supply Company	Retail	N/A	147,880
Aggregate rental income of major tenants		$830,552	$1,001,165
Aggregate rental income of major tenants as a percentage of total rental income		100%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2020 and 2019, the Partnership declared distributions of $567,269 and $792,721, respectively. The Limited Partners received distributions of $561,596 and $784,793 and the General Partners received distributions of $5,673 and $7,928 for the years, respectively. The Limited Partners' distributions represented $29.89 and $40.96 per Limited Partnership Unit outstanding using 18,791 and 19,162 weighted average Units in 2020 and 2019, respectively. The distributions represented $29.89 and $40.96 per Unit of Net Income and $0 and $0 per Unit of contributed capital in 2020 and 2019, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

During 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 64.65 Units for $48,051 from 5 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. On October 1, 2019, the Partnership repurchased a total of 472.85 Units for $329,395 from 40 Limited Partners. The Partnership acquired these Units using net sale proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,812 in 2019.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2020	2019

Net Income for Financial Reporting Purposes	$915,299	$1,117,800

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	114,564	147,696

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(227,686)	(166,404)
Taxable Income to Partners	$802,177	$1,099,092

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(7)  Income Taxes – (Continued)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2020	2019

Partners' Capital for Financial Reporting Purposes	$11,462,303	$11,114,273

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,595,197	1,708,319

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$16,265,543	$16,030,635

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the five properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan and Hanover, Maryland to defer base rent in April and May 2020. The tenant shall pay the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 76, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2021. He was President of AFM from September 1992 to July 2019. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships.

Marni J. Nygard, Esq., age 46, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2021. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 61, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 46, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2021. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson’s wife. Mrs. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2020. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2020 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2021:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2020 and 2019.

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

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2020, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2020.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2020

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$862,540

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,579,717

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,393,656

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$305,898

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$113,863

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2020 and 2019:

Fee Category	2020	2019

Audit Fees	$20,830	$20,150
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,830	$20,150

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mrs. Johnson acting as the Partnership’s audit committee.

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

3.1
Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form SB2 filed October 10, 1994 [File No. 33-85076C]).

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2021	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2021
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2021
Keith E. Petersen	(Principal Accounting Officer)