Form 10-Q
period 2021-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2021-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$3,893,469	$4,308,166
Rent Receivable	42,987	47,285
Total Current Assets	3,936,456	4,355,451

Real Estate Investments:
Land	2,857,415	2,857,415
Buildings	7,627,035	7,627,035
Construction in Progress	592,880	252,854
Acquired Intangible Lease Assets	725,505	684,701
Real Estate Held for Investment, at cost	11,802,835	11,422,005
Accumulated Depreciation and Amortization	(4,093,577)	(4,010,121)
Real Estate Held for Investment, Net	7,709,258	7,411,884
Long-Term Rent Receivable	0	4,299
Total Assets	$11,645,714	$11,771,634

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$124,868	$134,180
Distributions Payable	133,936	133,936
Total Current Liabilities	258,804	268,116

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	39,188	41,215

Partners’ Capital :
General Partners	10,327	11,472
Limited Partners – 24,000 Units authorized; 18,791 Units issued and outstanding as of 3/31/2021 and 12/31/2020	11,337,395	11,450,831
Total Partners' Capital	11,347,722	11,462,303
Total Liabilities and Partners' Capital	$11,645,714	$11,771,634
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2021	2020

Rental Income	$180,506	$208,699

Expenses:
Partnership Administration – Affiliates	43,656	43,277
Partnership Administration and Property Management – Unrelated Parties	35,018	24,758
Depreciation and Amortization	83,456	97,211
Total Expenses	162,130	165,246

Operating Income	18,376	43,453

Other Income:
Interest Income	979	5,907

Net Income	$19,355	$49,360

Net Income Allocated:
General Partners	$194	$494
Limited Partners	19,161	48,866
Total	$19,355	$49,360

Net Income per Limited Partnership Unit	$1.02	$2.60

Weighted Average Units Outstanding – Basic and Diluted	18,791	18,791

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$19,355	$49,360

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	81,429	95,184
(Increase) Decrease in Rent Receivable	8,597	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(9,312)	(16,685)
Total Adjustments	80,714	78,499
Net Cash Provided By (Used For) Operating Activities	100,069	127,859

Cash Flows from Investing Activities:
Investments in Real Estate	(380,830)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(133,936)	(198,178)

Net Increase (Decrease) in Cash	(414,697)	(70,319)

Cash, beginning of period	4,308,166	3,197,449

Cash, end of period	$3,893,469	$3,127,130

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)

Net Income	494	48,866	49,360

Balance, March 31, 2020	$6,538	$10,962,245	$10,968,783	18,791.14

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)

Net Income	194	19,161	19,355

Balance, March 31, 2021	$10,327	$11,337,395	$11,347,722	18,791.14

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

In January 2021, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets. On March 3, 2021, the votes were counted and neither proposal received the required majority vote. As a result, the Managing General Partner will continue the operations of the Partnership for an additional 60 months at which time it will ask the Limited Partners to vote on the same two proposals.

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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $42,987 as of March 31, 2021.

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and is expected to commence on December 1, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which is expected to be $272,000. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

In May 2021, the Partnership entered into an agreement to purchase an Advance Auto Parts store in Chelsea, Alabama for $1,760,000. The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed. The property is leased to Advance Stores Company, Incorporated under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $110,000.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $133,936 and $194,850, respectively. The Limited Partners received distributions of $132,597 and $192,902 and the General Partners received distributions of $1,339 and $1,948 for the periods, respectively. The Limited Partners' distributions represented $7.06 and $10.27 per Limited Partnership Unit outstanding using 18,791 weighted average Units for both periods. The distributions represented $1.02 and $2.60 per Unit of Net Income and $6.04 and $7.67 per Unit of contributed capital in 2021 and 2020, respectively.

(7)  Fair Value Measurements –

As of March 31, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the five properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan and Hanover, Maryland to defer base rent in April and May 2020. The tenants started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $42,987 as of March 31, 2021. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Partnership recognized rental income of $180,506 and $208,699, respectively. In 2021, rental income decreased due to the sale of one property in 2020. Based on the scheduled rent for the properties owned as of April 30, 2021, the Partnership expects to recognize rental income of approximately $789,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $43,656 and $43,277, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,018 and $24,758, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and is expected to commence on December 1, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which is expected to be $272,000. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $124,049 to $105,560 effective January 1, 2020.

For the three months ended March 31, 2021 and 2020, the Partnership recognized interest income of $979 and $5,907, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Partnership's cash balances decreased $414,697 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs. During the three months ended March 31, 2020, the Partnership's cash balances decreased $70,319 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $127,859 in 2020 to $100,069 in 2021 as a result of a decrease in total rental and interest income in 2020 and an increase in Partnership administration and property management expenses in 2021, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2021, the Partnership expended $380,830 of property and lease acquisition costs related to its property in Champaign, Illinois.

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

In May 2021, the Partnership entered into an agreement to purchase an Advance Auto Parts store in Chelsea, Alabama for $1,760,000. The purchase is subject to contingencies, including completion of due diligence and title work, and may not be completed. The property is leased to Advance Stores Company, Incorporated under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $110,000.

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

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $133,936 and $194,850, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $132,597 and $192,902 and the General Partners received distributions of $1,339 and $1,948 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2021 and 2020, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)