Form 10-Q
period 2021-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2021-08-11
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2020, there were 17,947.17 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,326,393	$4,308,166
Rent Receivable	39,258	47,285
Total Current Assets	1,365,651	4,355,451

Real Estate Investments:
Land	3,277,246	2,857,415
Buildings	9,529,861	7,627,035
Construction in Progress	105,221	252,854
Acquired Intangible Lease Assets	884,241	684,701
Real Estate Held for Investment, at cost	13,796,569	11,422,005
Accumulated Depreciation and Amortization	(4,190,150)	(4,010,121)
Real Estate Held for Investment, Net	9,606,419	7,411,884
Long-Term Rent Receivable	0	4,299
Total Assets	$10,972,070	$11,771,634

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$148,076	$134,180
Distributions Payable	129,697	133,936
Total Current Liabilities	277,773	268,116

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	37,161	41,215

Partners’ Capital :
General Partners	3,419	11,472
Limited Partners – 24,000 Units authorized; 17,947.17 and 18,791.14 Units issued and outstanding as of 6/30/2021 and 12/31/2020	10,653,717	11,450,831
Total Partners' Capital	10,657,136	11,462,303
Total Liabilities and Partners' Capital	$10,972,070	$11,771,634
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$210,498	$208,699	$391,004	$417,398

Expenses:
Partnership Administration – Affiliates	36,550	24,174	80,206	67,451
Partnership Administration and Property Management – Unrelated Parties	22,046	27,130	57,064	51,888
Depreciation and Amortization	96,573	97,211	180,029	194,422
Total Expenses	155,169	148,515	317,299	313,761

Operating Income	55,329	60,184	73,705	103,637

Other Income:
Interest Income	554	747	1,533	6,654

Net Income	$55,883	$60,931	$75,238	$110,291

Net Income Allocated:
General Partners	$558	$609	$752	$1,103
Limited Partners	55,325	60,322	74,486	109,188
Total	$55,883	$60,931	$75,238	$110,291

Net Income per Limited Partnership Unit	$3.08	$3.21	$4.05	$5.81

Weighted Average Units Outstanding – Basic and Diluted	17,947	18,791	18,369	18,791

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$75,238	$110,291

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	175,975	190,368
(Increase) Decrease in Rent Receivable	12,326	(51,584)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,896	(18,724)
Total Adjustments	202,197	120,060
Net Cash Provided By (Used For) Operating Activities	277,435	230,351

Cash Flows from Investing Activities:
Investments in Real Estate	(2,374,564)	(6,241)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(267,872)	(393,028)
Repurchase of Partnership Units	(616,772)	0
Net Cash Provided By (Used For) Financing Activities	(884,644)	(393,028)

Net Increase (Decrease) in Cash	(2,981,773)	(168,918)

Cash, beginning of period	4,308,166	3,197,449

Cash, end of period	$1,326,393	$3,028,531

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)

Net Income	494	48,866	49,360

Balance, March 31, 2020	6,538	10,962,245	10,968,783	18,791.14

Distributions Declared	(1,045)	(103,501)	(104,546)

Net Income	609	60,322	60,931

Balance, June 30, 2020	$6,102	$10,919,066	$10,925,168	18,791.14

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)

Net Income	194	19,161	19,355

Balance, March 31, 2021	10,327	11,337,395	11,347,722	18,791.14

Distributions Declared	(1,298)	(128,399)	(129,697)

Repurchase of Partnership Units	(6,168)	(610,604)	(616,772)	(843.97)

Net Income	558	55,325	55,883

Balance, June 30, 2021	$3,419	$10,653,717	$10,657,136	17,947.17

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $30,091 as of June 30, 2021.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and commenced on May 7, 2021. The Partnership was responsible for paying its 30% share of the buildout of the space, which was $612,992. As part of the agreement, the Partnership paid a tenant improvement allowance of $66,201 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

On May 14, 2021, the Partnership purchased an Advance Auto Parts store in Chelsea, Alabama for $1,802,200. The Partnership allocated $158,736 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Advance Stores Company, Incorporated under a lease agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $110,000.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $263,633 and $299,396, respectively. The Limited Partners received distributions of $260,996 and $296,403 and the General Partners received distributions of $2,637 and $2,993 for the periods, respectively. The Limited Partners' distributions represented $14.21 and $15.77 per Limited Partnership Unit outstanding using 18,369 and 18,791 weighted average Units in 2021 and 2020, respectively. The distributions represented $4.05 and $5.81 per Unit of Net Income and $10.16 and $9.96 per Unit of contributed capital in 2021 and 2020, respectively.

On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,168 in 2021.

(7)  Fair Value Measurements –

As of June 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak – (Continued)

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $30,091 as of June 30, 2021. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Partnership recognized rental income of $391,004 and $417,398, respectively. In 2021, rental income decreased due to the sale of one property in 2020, which was partially offset by one property acquisition in 2021 and rent commencement of the Burlington retail store discussed below. Based on the scheduled rent for the properties owned as of July 31, 2021, the Partnership expects to recognize rental income of approximately $865,000 in 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $80,206 and $67,451, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,064 and $51,888, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and commenced on May 7, 2021. The Partnership was responsible for paying its 30% share of the buildout of the space, which was $612,992. As part of the agreement, the Partnership paid a tenant improvement allowance of $66,201 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

For the six months ended June 30, 2021 and 2020, the Partnership recognized interest income of $1,533 and $6,654, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Partnership's cash balances decreased $2,981,773 as a result of distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities and cash used for property and lease acquisition costs. During the six months ended June 30, 2020, the Partnership's cash balances decreased $168,918 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property acquisition costs.

Net cash provided by operating activities increased from $230,351 in 2020 to $277,436 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in Partnership administration and property management expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2021 and 2020, the Partnership expended $2,374,564 and $6,241, respectively, to invest in real properties.

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

On May 14, 2021, the Partnership purchased an Advance Auto Parts store in Chelsea, Alabama for $1,802,200. The Partnership allocated $158,736 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The property is leased to Advance Stores Company, Incorporated under a lease agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $110,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $263,633 and $299,396, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $260,996 and $296,403 and the General Partners received distributions of $2,637 and $2,993 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

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

On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,168 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/21 to 4/30/21	843.97	$723.49	6,052.83 (1)	(2)

5/1/21 to 5/31/21	--	--	--	--

6/1/21 to 6/30/21	--	--	--	--

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

Dated: August 11, 2021	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)