Form 10-Q
period 2021-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2021-11-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2021

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

As of September 30, 2020, there were 17,947.17 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Statements for the Periods ended September 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$3,662,279	$4,308,166
Rent Receivable	17,194	47,285
Total Current Assets	3,679,473	4,355,451

Real Estate Investments:
Land	2,771,069	2,857,415
Buildings	7,574,089	7,627,035
Construction in Progress	0	252,854
Acquired Intangible Lease Assets	443,785	684,701
Real Estate Held for Investment, at cost	10,788,943	11,422,005
Accumulated Depreciation and Amortization	(3,576,798)	(4,010,121)
Real Estate Held for Investment, Net	7,212,145	7,411,884
Long-Term Rent Receivable	0	4,299
Total Assets	$10,891,618	$11,771,634

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$107,237	$134,180
Distributions Payable	176,865	133,936
Unearned Rent	9,167	0
Total Current Liabilities	293,269	268,116

Long-Term Liabilities:
Acquired Below-Market Lease Intangibles, Net	35,134	41,215

Partners’ Capital :
General Partners	2,481	11,472
Limited Partners – 24,000 Units authorized; 17,947.17 and 18,791.14 Units issued and outstanding as of 9/30/2021 and 12/31/2020	10,560,734	11,450,831
Total Partners' Capital	10,563,215	11,462,303
Total Liabilities and Partners' Capital	$10,891,618	$11,771,634

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Rental Income	$234,309	$208,699	$625,313	$626,097

Expenses:
Partnership Administration – Affiliates	41,445	36,212	121,651	103,663
Partnership Administration and Property Management – Unrelated Parties	21,872	21,707	78,936	73,595
Depreciation and Amortization	101,555	97,211	281,584	291,633
Total Expenses	164,872	155,130	482,171	468,891

Operating Income	69,437	53,569	143,142	157,206

Other Income:
Gain on Sale of Real Estate	13,198	0	13,198	0
Interest Income	309	752	1,842	7,406
Total Other Income	13,507	752	15,040	7,406

Net Income	$82,944	$54,321	$158,182	$164,612

Net Income Allocated:
General Partners	$830	$543	$1,582	$1,646
Limited Partners	82,114	53,778	156,600	162,966
Total	$82,944	$54,321	$158,182	$164,612

Net Income per Limited Partnership Unit	$4.58	$2.86	$8.59	$8.67

Weighted Average Units Outstanding – Basic and Diluted	17,947	18,791	18,228	18,791

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$158,182	$164,612

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	275,502	285,552
Gain on Sale of Real Estate	(13,198)	0
(Increase) Decrease in Rent Receivable	34,390	(51,585)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(26,943)	(56,703)
Increase (Decrease) in Unearned Rent	9,167	0
Total Adjustments	278,918	177,264
Net Cash Provided By (Used For) Operating Activities	437,100	341,876

Cash Flows from Investing Activities:
Investments in Real Estate	(2,545,860)	(67,075)
Proceeds from Sale of Real Estate	2,477,214	0
Net Cash Provided By (Used For) Investing Activities	(68,646)	(67,075)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(397,569)	(497,574)
Repurchase of Partnership Units	(616,772)	0
Net Cash Provided By (Used For) Financing Activities	(1,014,341)	(497,574)

Net Increase (Decrease) in Cash	(645,887)	(222,773)

Cash, beginning of period	4,308,166	3,197,449

Cash, end of period	$3,662,279	$2,974,676

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(1,948)	(192,902)	(194,850)
Net Income	494	48,866	49,360

Balance, March 31, 2020	6,538	10,962,245	10,968,783	18,791.14

Distributions Declared	(1,045)	(103,501)	(104,546)
Net Income	609	60,322	60,931

Balance, June 30, 2020	6,102	10,919,066	10,925,168	18,791.14

Distributions Declared	(1,340)	(132,597)	(133,937)
Net Income	543	53,778	54,321

Balance, September 30, 2020	$5,305	$10,840,247	$10,845,552	18,791.14

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)
Net Income	194	19,161	19,355

Balance, March 31, 2021	10,327	11,337,395	11,347,722	18,791.14

Distributions Declared	(1,298)	(128,399)	(129,697)
Repurchase of Partnership Units	(6,168)	(610,604)	(616,772)	(843.97)
Net Income	558	55,325	55,883

Balance, June 30, 2021	3,419	10,653,717	10,657,136	17,947.17

Distributions Declared	(1,768)	(175,097)	(176,865)
Net Income	830	82,114	82,944

Balance, September 30, 2021	$2,481	$10,560,734	$10,563,215	17,947.17

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Substantially, all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $17,194 as of September 30, 2021.

(4)  Real Estate Investments –

The Partnership owned a 30% interest in a Gander Mountain store in Champaign, Illinois. The remaining interests in the property were owned by affiliates of the Partnership. On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its onsite assets. In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017. At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property. The tenant paid rent through June 2017.

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and commenced on August 27, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which was 250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

In August 2021, the Partnership entered into an agreement to sell its 30% interest in the Burlington Coat Factory and Five Below in Champaign, Illinois to an unrelated third party. On September 28, 2021, the sale closed with the Partnership receiving net proceeds of $2,477,214, which resulted in a net gain of $13,198. At the time of the sale, the cost and related accumulated depreciation was $3,178,923 and $714,907, respectively.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 21, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $440,498 and $433,333, respectively. The Limited Partners were allocated distributions of $436,093 and $429,000 and the General Partners were allocated distributions of $4,405 and $4,333 for the periods, respectively. The Limited Partners' distributions represented $23.92 and $22.83 per Limited Partnership Unit outstanding using 18,228 and 18,791 weighted average Units in 2021 and 2020, respectively. The distributions represented $8.59 and $8.67 per Unit of Net Income and $15.33 and $14.16 per Unit of contributed capital in 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,168 in 2021.

(7)  Fair Value Measurements –

As of September 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $17,194 as of September 30, 2021. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Results of Operations

For the nine months ended September 30, 2021 and 2020, the Partnership recognized rental income of $625,313 and $626,097, respectively. In 2021, rental income decreased due to the sale of one property in 2020, which was partially offset by one property acquisition in 2021 and rent commencement of the Burlington retail store discussed below. Based on the scheduled rent for the properties owned as of October 31, 2021, the Partnership expects to recognize rental income of approximately $838,000 in 2021.

For the nine months ended September 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $121,651 and $103,663, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $78,936 and $73,595, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership owned a 30% interest in the Gander Mountain store in Champaign, Illinois. The remaining interests in the property were owned by affiliates of the Partnership. On March 10, 2017, Gander Mountain Company filed for Chapter 11 reorganization and announced it was closing the store, following a liquidation sale of its onsite assets. In June 2017, the tenant filed a motion with the bankruptcy court to reject the lease for this store effective June 30, 2017. At this time, the tenant returned possession of the property to the owners and the Partnership became responsible for its 30% share of real estate taxes and other costs associated with maintaining the property. The tenant paid rent through June 2017.

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease are guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant will operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent is $102,980 and commenced on May 7, 2021. The Partnership was responsible for paying its 30% share of the buildout of the space, which was $612,992. As part of the agreement, the Partnership paid a tenant improvement allowance of $66,201 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and is being amortized over the term of the lease.

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and commenced on August 27, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which was 250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $124,049 to $105,560 effective January 1, 2020.

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 21, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

For the nine months ended September 30, 2021 and 2020, the Partnership recognized interest income of $1,842 and $7,406, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, the Partnership's cash balances decreased $645,887 primarily as a result of distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities and cash used for property and lease acquisition costs, which was partially offset by cash generated from the sale of a property. During the nine months ended September 30, 2020, the Partnership's cash balances decreased $222,773 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs.

Net cash provided by operating activities increased from $341,876 in 2020 to $437,101 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2021 and an increase in Partnership administration and property management expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2021, the Partnership expended $2,545,860 to invest in real properties and generated cash flow from the sale of real estate of $2,477,214. During the nine months ended September 30, 2020, the Partnership expended $67,075 of property and lease acquisition costs related to its property in Champaign, Illinois.

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

In August 2021, the Partnership entered into an agreement to sell its 30% interest in the Burlington Coat Factory and Five Below in Champaign, Illinois to an unrelated third party. On September 28, 2021, the sale closed with the Partnership receiving net proceeds of $2,477,214, which resulted in a net gain of $13,198. At the time of the sale, the cost and related accumulated depreciation was $3,178,921 and $714,907, respectively.

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

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $440,498 and $433,333, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $436,093 and $429,000 and the General Partners were allocated distributions of 4,405 and $4,333 for the periods, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

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

For the nine months ended September 30, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $6,168 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2021	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)