Form 10-K
period 2021-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2022-03-31
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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
☐ Yes    ☒ No

As of June 30, 2021, there were 17,947.17 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,947,170.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Income & Growth Fund XXI Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on August 22, 1994. The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, the Estate of Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 1, 1995. The Partnership commenced operations on April 14, 1995 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 31, 1997, the Partnership offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

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

Property Activity During the Last Three Years

As of December 31, 2018, the Partnership owned interests in seven properties with a total cost of $14,645,171. During the years ended December 31, 2019, 2020 and 2021, the Partnership sold three property interests and received net sale proceeds of $2,730,563, $1,465,286 and $2,477,214, which resulted in net gains of $804,853, $677,237 and $13,198, respectively. During 2021, the Partnership expended $1,805,735 to purchase one additional property interest as it reinvested cash generated from property sales. As of December 31, 2021, the Partnership owned interests in five properties with a total cost of $10,708,539.

Major Tenants

During 2021, three tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants in aggregate contributed 87% of total rental income in 2021. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2022. Additionally, the tenant Advanced Auto will become a major tenant because the property was purchased in 2021. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee compensation plans or employee benefit plans. The Management Company has increased the number of employees from 36 on December 31, 2020 to 39 at December 31, 2021 to support AFM’s business operations.

The Management Company believes the people who work for the company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Companies employees is its priority. During the COVID-19 pandemic, the Management Company implemented a COVID-19 Preparedness Plan which included safety protocols to assist in mitigating the risk of exposure to its employees and visitors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions during this time have required modification, including most of its employees working remotely. The Management Company’s experienced teams of people adapted to the changes in the work environment and have managed business successfully during this challenging time.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2021.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Hanover, MD (50%)	2/9/04	$1,989,135		Sterling Jewelers Inc.	$172,237	$59.30

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$105,560	$45.82

Best Buy Store Eau Claire, WI (54%)	1/31/08	$3,637,706		Best Buy Stores, L.P.	$282,241	$11.03

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

Advance Auto Chelsea, AL	5/14/21	$1,760,000	(1)	Advance Auto Parts Inc.	$110,000	$15.71

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Hanover, Maryland (AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC); and Best Buy store (AEI Income & Growth Fund 26 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store, Jared Jewelry store in Auburn Hills, and Jared Jewelry store in Hanover were extended to end on January 19, 2023, December 31, 2024, and January 31, 2029, respectively.

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

At December 31, 2021, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2021, there were 969 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $6,137 and $5,673 were declared to the General Partners and $607,594 and $561,596 were declared to the Limited Partners for 2021 and 2020, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

(b) Not applicable.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/21 to 10/31/21	518.17	$760.95	6,571.01(1)	(2)

11/1/21 to 11/30/21	--	--	--	--

12/1/21 to 12/31/21	--	--	--	--

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

At December 31, 2021, the estimated value of the Partnership's Units was $808 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2021. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2021 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Properties	$11,225,000	$10,197,000
Cash	3,269,000	4,567,000
Rent recievable	17,000	0
Current liabilities	(293,000)	(172,000)
Value attributable to the interest of the General Partners	(142,000)	(146,000)
Value attributable to the interest of the Limited Partners	$14,076,000	$14,446,000
Limited Partnership Units outstanding	17,429	18,791

ITEM 6. (Reserved)

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

Results of Operations

For the years ended December 31, 2021 and 2020, the Partnership recognized rental income of $838,417 and $830,552, respectively. In 2021, rental income increased due to one property acquisition and rent commencement of the Burlington retail store discussed below. These increases were partially offset by the sale of one property in 2020. Based on the scheduled rent for the properties owned as of February 28, 2022, the Partnership expects to recognize rental income of approximately $628,000 in 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $157,584 and $138,479, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $87,413 and $87,103, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and commenced on August 27, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which was $250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

In March 2019, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan to extend the lease term five years to end on December 31, 2024. As part of the agreement, the annual rent decreased from $124,049 to $105,560 effective January 1, 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 31, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

For the years ended December 31, 2021 and 2020, the Partnership recognized interest income of $3,608 and $8,181, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, the Partnership's cash balance decreased $1,082,540 primarily as a result of distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities and cash used for property and lease acquisition costs, which was partially offset by cash generated from the sale of a property. During the year ended December 31, 2020, the Partnership's cash balances increased $1,110,717 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs.

Net cash provided by operating activities decreased from $593,239 in 2020 to $570,493 in 2021 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses in addition to a decrease in interest income, which was partially offset by an increase in total rental income in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2021 and 2020, the partnership expended $740,125 and $316,297, respectively, of property and lease acquisition costs related to its property in Champaign, Illinois. During the same periods, the Partnership generated cash flow from the sale of real estate of $2,477,214 and $1,465,286, respectively. During the same periods, the Partnership expended $2,545,860 and $316,297, respectively, to invest in real properties.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of approximately $2,464,000, which resulted in a net gain of approximately $1,282,000. At the time of sale, the cost and related accumulated depreciation was $1,989,135 and $806,579, respectively.

On March 22, 2022, the Partnership purchase a 40% interest of the Memorial Hospital property in Diamondhead Mississippi for $1,580,000.  The partnership estimates it will allocated $196,000 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

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

For the years ended December 31, 2021 and 2020, the Partnership declared distributions of $613,731 and $567,269, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $607,594 and $561,596 and the General Partners received distributions of $6,137 and $5,673 for the years, respectively. The Partnership temporarily reduced distribution rates for the three month periods ended June 30 and September 30, 2020 due to rent deferral agreements entered with tenants and concerns regarding the ongoing COVID-19 situation.

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

On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On October 1, 2021, the Partnership repurchased a total of 518.17 Units for $389,248 from 39 Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $10,100 in 2021. During 2020, the Partnership did not repurchase any Units from Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18 – 19

Balance Sheets as of December 31, 2021 and 2020	20

Statements for the Years Ended December 31, 2021 and 2020:

Income	21

Cash Flows	22

Changes in Partners’ Capital	23

Notes to Financial Statements	24 – 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) (the "Partnership”) as of December 31, 2021 and 2020, and the related statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP
We have served as the Partnership's auditor since 1994
PCAOB ID 542
Minneapolis, Minnesota
March 30, 2022

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2021	2020
Current Assets:
Cash	$3,225,626	$4,308,166
Rent Receivable	4,299	47,285
Total Current Assets	3,229,925	4,355,451

Real Estate Investments:
Land	1,910,004	2,857,415
Buildings	6,446,019	7,627,035
Construction in Progress	0	252,854
Acquired Intangible Lease Assets	443,785	684,701
Real Estate Held for Investment, at cost	8,799,808	11,422,005
Accumulated Depreciation and Amortization	(2,856,987)	(4,010,121)
Real Estate Held for Investment, Net	5,942,821	7,411,884
Real Estate Held for Sale	1,182,556	0
Total Real Estate Investments	7,125,377	7,411,884
Long-Term Rent Receivable	0	4,299
Total Assets	$10,355,302	$11,771,634

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$50,930	$134,180
Distributions Payable	173,233	133,936
Total Current Liabilities	224,163	268,116

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	33,107	41,215

Partners’ Capital:
General Partners	109	11,472
Limited Partners – 24,000 Units authorized; 17,429 and 18,791 Units issued and outstanding as of December 31, 2021 and 2020, respectively	10,097,923	11,450,831
Total Partners' Capital	10,098,032	11,462,303
Total Liabilities and Partners' Capital	$10,355,302	$11,771,634
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2021	2020

Rental Income	$838,417	$830,552

Expenses:
Partnership Administration – Affiliates	157,584	138,479
Partnership Administration and Property Management – Unrelated Parties	87,413	87,103
Depreciation and Amortization	368,352	375,089
Total Expenses	613,349	600,671

Operating Income	225,068	229,881

Other Income:
Gain on Sale of Real Estate	13,198	677,237
Interest Income	3,608	8,181
Miscellaneous Income	17,538	0
Total Other Income	34,344	685,418

Net Income	$259,412	$915,299

Net Income Allocated:
General Partners	$4,874	$9,153
Limited Partners	254,538	906,146
Total	$259,412	$915,299

Net Income per Limited Partnership Unit:	$14.12	$48.22

Weighted Average Units Outstanding – Basic and Diluted	18,029	18,791

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net Income	$259,412	$915,299

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	360,244	366,981
Gain on Sale of Real Estate	(13,198)	(677,237)
(Increase) Decrease in Receivables	47,285	(51,584)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(83,250)	39,780
Total Adjustments	311,081	(322,060)
Net Cash Provided By (Used For) Operating Activities	570,493	593,239

Cash Flows from Investing Activities:
Investments in Real Estate	(2,545,860)	(316,297)
Proceeds from Sale of Real Estate	2,477,214	1,465,286
Net Cash Provided By (Used For) Investing Activities	(68,646)	1,148,989

Cash Flows from Financing Activities:
Distributions Paid to Partners	(574,436)	(631,511)
Repurchase of Partnership Units	(1,009,951)	0
Net Cash Provided By (Used For) Financing Activities	(1,584,387)	(631,511)

Net Increase (Decrease) in Cash	(1,082,540)	1,110,717

Cash, beginning of year	4,308,166	3,197,449

Cash, end of year	$3,225,626	$4,308,166

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$7,992	$11,106,281	$11,114,273	18,791.14

Distributions Declared	(5,673)	(561,596)	(567,269)

Net Income	9,153	906,146	915,299

Balance, December 31, 2020	11,472	11,450,831	11,462,303	18,791.14

Distributions Declared	(6,137)	(607,594)	(613,731)

Repurchase of Partnership Units	(10,100)	(999,852)	(1,009,952)	(1,362.14)

Net Income	4,874	254,538	259,412

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(1)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2021 AND 2020

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and the allocation of purchase price of real estate assets and intangible assets.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2018, and with few exceptions, is no longer subject to state tax examinations for tax years before 2018.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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
DECEMBER 31, 2021 AND 2020

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

The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building, intangible assets, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2021 and 2020.

Fair Value Measurements

As of December 31, 2021 and 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2021 and 2020.

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
DECEMBER 31, 2021 AND 2020

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

Substantially all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020. The rent receivable related to these rental deferrals is $4,299 as of December 31, 2021.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Jared Jewelry store in Hanover, Maryland (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership); Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC); Best Buy store (54% – AEI Income & Growth Fund 26 LLC).

The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Accredited Investor Fund V LP, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2019. The Partnership owned a 55% interest in a Fresenius Medical Center. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 45% interest in this property until the property was sold to an unrelated third party in 2020. The Partnership owned a 30% interest in a Gander Mountain store. AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP, affiliates of the Partnership, owned a 70% interest in this property until the property was sold to an unrelated third party in 2021.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2021	2020

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$157,584	$138,479

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$87,413	$87,103

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$91,839	$96,901

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$13,306	$9,151

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store, Jared Jewelry store in Auburn Hills, and Jared Jewelry store in Hanover were extended to end on January 19, 2023, December 31, 2024, and January 31, 2029, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

The Partnership's properties are commercial, single-tenant buildings. The Jared Jewelry store in Hanover, Maryland was constructed in 2001 and acquired in 2004. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Best Buy store was constructed in 1990, renovated in 1997 and acquired in 2008. The Dollar Tree store was constructed in 2015 and acquired in 2016. The Advance store was constructed in 2006 and acquired in 2021. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2021 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	280,993	1,185,055	1,466,048	803,847
Best Buy, Eau Claire, WI	853,357	2,784,349	3,637,706	1,549,943
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	295,903
Advance Auto, Chelsea, AL	420,654	1,226,345	1,646,999	30,659
	$1,910,004	$6,446,019	$8,356,023	$2,680,352

For the years ended December 31, 2021 and 2020, the Partnership recognized depreciation expense of $329,061 and $346,345, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 48 and 37 months, respectively)	$443,785	$176,635	$684,701	$475,139

Acquired Below-Market Lease Intangibles (weighted average life of 49 and 61 months, respectively)	$80,404	$47,297	$80,404	$39,189

For the years ended December 31, 2021 and 2020, the value of in-place lease intangibles amortized to expense was $39,291 and $28,744, and the increase to rental income for below-market leases was $8,108, respectively. For lease intangibles not held for sale as of December 31, 2021, the estimated amortization expense is $44,104 for each of the next four succeeding years and $17,759 for the year ended December 31, 2026. The estimated increase to rental income for below-market leases is $8,108 for each of the next four succeeding years and $675 for the year ended December 31, 2026.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant will operate a Five Below retail store in the space. The Partnerships 30% share of the annual rent is $62,093 and commenced on August 27, 2021. The Partnership is responsible for its 30% share of the buildout of the space, which was $250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and will be amortized over the term of the lease.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

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

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 31, 2029. As part of the agreement, the annual rent will decrease from $224,340 to $167,500 effective February 1, 2022.

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of approximately $2,464,000, which resulted in a net gain of approximately $1,282,000. At the time of sale, the cost and related accumulated depreciation was $1,989,135 and $806,579, respectively.

On March 22, 2022, the Partnership purchase a 40% interest of the Memorial Hospital property in Diamondhead Mississippi for $1,580,000.  The partnership estimates it will allocated $196,000 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

For properties owned as of December 31, 2021, the minimum future rent payments required by the leases are as follows:
2022	$792,207
2023	519,645
2024	505,229
2025	399,669
2026	287,681
Thereafter	871,458
$3,375,889

There were no contingent rents recognized in 2021 and 2020.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2021	2020

Sterling Jewelers Inc.	$316,021	$309,506
Best Buy Stores, L.P.	282,241	282,241
Dollar Tree Stores, Inc.	130,277	130,277
Bio-Medical Applications of Louisiana, LLC	0	108,528
Aggregate rental income of major tenants	$728,539	$830,552
Aggregate rental income of major tenants as a percentage of total rental income	87%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2021 and 2020, the Partnership declared distributions of $613,731 and $567,269, respectively. The Limited Partners received distributions of $607,594 and $561,596 and the General Partners received distributions of $6,137 and $5,673 for the years, respectively. The Limited Partners' distributions represented $33.70 and $29.89 per Limited Partnership Unit outstanding using 18,029 and 18,791 weighted average Units in 2021 and 2020, respectively. The distributions represented $14.12 and $29.89 per Unit of Net Income and $19.58 and $0 per Unit of contributed capital in 2021 and 2020, respectively.

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

On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On October 1, 2021, the Partnership repurchased a total of 518.17 Units for $389,248 from 39 Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $10,100 in 2021. During 2020, the Partnership did not repurchase any Units from Limited Partners.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2021	2020

Net Income for Financial Reporting Purposes	$259,412	$915,299

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	17,520	114,564

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(323,171)	(227,686)
Taxable Income (Loss) to Partners	$(46,239)	$802,177

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2021	2020

Partners' Capital for Financial Reporting Purposes	$10,098,032	$11,462,303

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,289,546	1,595,197

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$14,595,621	$16,265,543

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals is $4,299 as of December 31, 2021. The Partnership continues to work closely with tenants to determine the best course of action to meet the tenants short-term rental needs during these unprecedented times.

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

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM,  and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 47, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2022. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 58, is Chief Operations Officer and has held this position since August 1,  2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Patrick W. Keene, CPA (inactive), age 62, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 47, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2022. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2021. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2022:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%

Address for all: 1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

David & Mary Edsall CRT	927.83505	5.32%
84 N Audubon Road, Indianapolis, IN 46219
Donna & Reginald Hill CRT	927.83505	5.32%
1912 Lakeside Lane, Indianapolis, IN 46229

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2021 and 2020.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  In 2020 through date of his death, the sole director of the Managing General Partner, Robert P. Johnson, was also the Individual General Partner of the registrant, and was the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Patricia Johnson now serves as the sole director of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2021, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2021.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2021

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$908,159

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,737,301

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,407,962

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$312,035

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2021

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$123,963

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	2021	2020

Audit Fees	$21,710	$20,830
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$21,710	$20,830

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

(a) (1) A list of the financial statements contained herein is set forth on page 17.

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2022
Keith E. Petersen	(Principal Accounting Officer)