Form 10-Q
period 2022-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2022-05-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022, there were 17,076.72 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$4,080,264	$3,225,626
Rent Receivable	0	4,299
Total Current Assets	4,080,264	3,229,925

Real Estate Investments:
Land	2,231,340	1,910,004
Buildings	7,617,313	6,446,019
Acquired Intangible Lease Assets	557,837	443,785
Real Estate Held for Investment, at cost	10,406,490	8,799,808
Accumulated Depreciation and Amortization	(2,932,473)	(2,856,987)
Real Estate Held for Investment, Net	7,474,017	5,942,821
Real Estate Held for Sale	0	1,182,556
Total Real Estate Investments	7,474,017	7,125,377
Total Assets	$11,554,281	$10,355,302

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$91,107	$50,930
Distributions Payable	173,233	173,233
Unearned Rent	9,167	0
Total Current Liabilities	273,507	224,163

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	31,080	33,107

Partners’ Capital :
General Partners	12,669	109
Limited Partners – 24,000 Units authorized; 17,429 Units issued and outstanding as of 3/31/2022 and 12/31/2021	11,237,025	10,097,923
Total Partners' Capital	11,249,694	10,098,032
Total Liabilities and Partners' Capital	$11,554,281	$10,355,302
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$184,892	$180,506

Expenses:
Partnership Administration – Affiliates	40,463	43,656
Partnership Administration and Property Management – Unrelated Parties	12,899	35,018
Depreciation and Amortization	75,486	83,456
Total Expenses	128,848	162,130

Operating Income	56,044	18,376

Other Income:
Interest Income	773	979
Gain on Sale of Real Estate	1,268,078	0
Total Other Income	1,268,851	979

Net Income	$1,324,895	$19,355

Net Income Allocated:
General Partners	$14,292	$194
Limited Partners	1,310,603	19,161
Total	$1,324,895	$19,355

Net Income per Limited Partnership Unit	$75.20	$1.02

Weighted Average Units Outstanding – Basic and Diluted	17,429	18,791

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,324,895	$19,355

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	73,459	81,429
Gain on Sale of Real Estate	(1,268,078)	0
(Increase) Decrease in Rent Receivable	4,299	8,597
Increase (Decrease) in Payable to AEI Fund Management, Inc.	40,177	(9,312)
Increase (Decrease) in Unearned Rent	9,167	0
Total Adjustments	(1,140,976)	80,714
Net Cash Provided By (Used For) Operating Activities	183,919	100,069

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,450,634	0
Investments in Real Estate	(1,606,682)	(380,830)

Net Cash Provided By (Used For) Investing Activities	843,952	(380,830)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(173,233)	(133,936)

Net Increase (Decrease) in Cash	854,638	(414,697)

Cash, beginning of period	3,225,626	4,308,166

Cash, end of period	$4,080,264	$3,893,469

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)

Net Income	194	19,161	19,355

Balance, March 31, 2021	$10,327	$11,337,395	$11,347,722	18,791.14

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	$12,669	$11,237,025	$11,249,694	17,429

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
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

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial positions, results of operations and cash flows.

(4)  Real Estate Investments –

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

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease were guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant was to operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent was $102,980 and commenced on May 7, 2021. The Partnership was responsible for paying its 30% share of the buildout of the space, which was $612,992. As part of the agreement, the Partnership paid a tenant improvement allowance of $66,201 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant operated a Five Below retail store in the space. The Partnerships 30% share of the annual rent was $62,093 and commenced on August 27, 2021. The Partnership was responsible for its 30% share of the buildout of the space, which was $250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease.

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

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of $2,450,634, which resulted in a net gain of $1,268,078. At the time of sale, the cost and related accumulated depreciation was $1,989,135 and $806,579, respectively.

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,580,000.  The partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

On May 11, 2022, the Partnership purchased an additional 46% joint-venture interest in the Best Buy store in Eau Claire, Wisconsin for $3,726,000 from AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 26 LLC was in the process of liquidating its property portfolio. The partnership now owns a 100% interest in the property. The partnership allocated $306,653 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 46% interest that was purchased is $240,432.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the three months ended March 31, 2022 and 2021, the Partnership declared distributions of $173,233 and $133,936, respectively. The Limited Partners were allocated distributions of $171,501 and $132,597 and the General Partners were allocated distributions of $1,732 and $1,339 for the periods, respectively. The Limited Partners' distributions represented $9.84 and $7.06 per Limited Partnership Unit outstanding using 17,429 and 18,791 weighted average Units in 2022 and 2021, respectively. The distributions represented $75.20 and $1.02 per Unit of Net Income and $0.00 and $6.04 per Unit of contributed capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

As of March 31, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Partnership recognized rental income of $184,892 and $180,506, respectively. In 2022, rental income increased due to the purchase of one property in both 2022 and 2021, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of April 30, 2022, the Partnership expects to recognize rental income of approximately $729,000 in 2022.

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

On August 11, 2020, the Partnership entered into a lease agreement with a primary term of 10 years with Burlington Coat Factory of Texas, Inc. (“Burlington”) as a replacement tenant for 62% of the square footage of the property. The tenant’s obligations under the lease were guaranteed by Burlington Coat Factory Warehouse Corporation. The tenant was to operate a Burlington retail store in the space. The Partnership’s 30% share of annual rent was $102,980 and commenced on May 7, 2021. The Partnership was responsible for paying its 30% share of the buildout of the space, which was $612,992. As part of the agreement, the Partnership paid a tenant improvement allowance of $66,201 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $63,443 that were owed as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease.

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant operated a Five Below retail store in the space. The Partnerships 30% share of the annual rent was $62,093 and commenced on August 27, 2021. The Partnership was responsible for its 30% share of the buildout of the space, which was $250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 31, 2029. As part of the agreement, the annual rent decreased from $224,340 to $167,500 effective February 1, 2022.

For the three months ended March 31, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $40,463 and $43,656, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,899 and $35,018, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2022 and 2021, the Partnership recognized interest income of $773 and $979, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Partnership's cash balances increased $854,638 as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Partners and cash used for property and lease acquisition costs. During the three months ended March 31, 2021, the Partnership's cash balances decreased $414,697 as a result of distributions paid to the Partners in excess of cash generated from operating activities and cash used for property and lease acquisition costs.

Net cash provided by operating activities increased from $100,069 in 2021 to $183,919 in 2022 as a result of an increase in total rental income and a decrease in Partnership administration and property management expenses, which were partially offset by net timing differences in the collection of payments from tenants and the payment of expenses and the decrease in interest income in 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2021, the Partnership expended $380,830 of property and lease acquisition costs related to its property in Champaign, Illinois. During the three months ended March 31, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,634. During the same period, the Partnership expended $1,606,682 to invest in real properties.

In December 2021, the Partnership entered into an agreement to sell its 50% interest in the Jared Jewelry store in Hanover, Maryland to an unrelated third party. On February 14, 2022, the sale closed with the Partnership receiving net proceeds of approximately $2,451,000, which resulted in a net gain of approximately $1,268,000. At the time of sale, the cost and related accumulated depreciation was $1,989,135 and $806,579, respectively.

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,580,000.  The partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

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

For the three months ended March 31, 2022 and 2021, the Partnership declared distributions of $173,233 and $133,936, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $171,501 and $132,597 and the General Partners were allocated distributions of $1,732 and $1,339 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2022 and 2021, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2022	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)