Form 10-Q
period 2022-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2022-08-11
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$105,800	$3,225,626
Rent Receivable	0	4,299
Miscellaneous Receivable	726	0
Total Current Assets	106,526	3,229,925

Real Estate Investments:
Land	3,447,470	1,910,004
Buildings	9,824,313	6,446,019
Acquired Intangible Lease Assets	864,490	443,785
Real Estate Held for Investment, at cost	14,136,273	8,799,808
Accumulated Depreciation and Amortization	(3,040,495)	(2,856,987)
Real Estate Held for Investment, Net	11,095,778	5,942,821
Real Estate Held for Sale	0	1,182,556
Total Real Estate Investments	11,095,778	7,125,377
Total Assets	$11,202,304	$10,355,302
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$132,747	$50,930
Distributions Payable	170,707	173,233
Unearned Rent	9,166	0
Total Current Liabilities	312,620	224,163

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	29,053	33,107

Partners’ Capital :
General Partners	12,630	109
Limited Partners – 24,000 Units authorized; 17,076.71 and 17,429 Units issued and outstanding as of 6/30/2022 and 12/31/2021	10,848,001	10,097,923
Total Partners' Capital	10,860,631	10,098,032
Total Liabilities and Partners' Capital	$11,202,304	$10,355,302

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$215,707	$210,498	$400,599	$391,004

Expenses:
Partnership Administration – Affiliates	34,504	36,550	74,967	80,206
Partnership Administration and Property Management – Unrelated Parties	22,942	22,046	35,841	57,064
Depreciation and Amortization	108,022	96,573	183,508	180,029
Total Expenses	165,468	155,169	294,316	317,299

Operating Income	50,239	55,329	106,283	73,705

Other Income:
Interest Income	1,048	554	1,821	1,533
Gain on Sale of Real Estate	0	0	1,268,078	0
Total Other Income	1,048	554	1,269,899	1,533

Net Income	$51,287	$55,883	$1,376,182	$75,238

Net Income Allocated:
General Partners	$4,364	$558	$18,656	$752
Limited Partners	46,923	55,325	1,357,526	74,486
Total	$51,287	$55,883	$1,376,182	$75,238

Net Income per Limited Partnership Unit	$2.75	$3.08	$78.68	$4.05

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,947	17,253	18,369

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,376,182	$75,238

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,454	175,975
Gain on Sale of Real Estate	(1,268,078)	0
(Increase) Decrease in Rent Receivable	4,299	12,326
(Increase) Decrease in Miscellaneous Receivable	(726)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	81,817	13,896
Increase (Decrease) in Unearned Rent	9,166	0
Total Adjustments	(994,068)	202,197
Net Cash Provided By (Used For) Operating Activities	382,114	277,435

Cash Flows from Investing Activities:
Investments in Real Estate	(5,336,465)	(2,374,564)
Proceeds from Sale of Real Estate	2,450,634	0
Net Cash Provided By (Used For) Investing Activities	(2,885,831)	(2,374,564)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(346,466)	(267,872)
Repurchase of Partnership Units	(269,643)	(616,772)
Net Cash Provided By (Used For) Financing Activities	(616,109)	(884,644)

Net Increase (Decrease) in Cash	(3,119,826)	(2,981,773)

Cash, beginning of period	3,225,626	4,308,166

Cash, end of period	$105,800	$1,326,393

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)

Net Income	194	19,161	19,355

Balance, March 31, 2021	10,327	11,337,395	11,347,722	18,791.14

Distributions Declared	(1,298)	(128,399)	(129,697)

Repurchase of Partnership Units	(6,168)	(610,604)	(616,772)	(843.97)

Net Income	558	55,325	55,883

Balance, June 30, 2021	$3,419	$10,653,717	$10,657,136	17,947.17

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	12,669	11,237,025	11,249,694	17,429

Distributions Declared	(1,707)	(169,000)	(170,707)

Repurchase of Partnership Units	(2,696)	(266,947)	(269,643)	(352.29)

Net Income	4,364	46,923	51,287

Balance, June 30, 2022	$12,630	$10,848,001	$10,860,631	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,610,422.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

On May 11, 2022, the Partnership purchased an additional 46% joint-venture interest in the Best Buy store in Eau Claire, Wisconsin for $3,726,043 from AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 26 LLC was in the process of liquidating its property portfolio. The Partnership now owns 100% interest in the property. The Partnership allocated $306,653 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 46% interest that was purchased is $240,432.

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

(6)  Partners’ Capital –

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $343,940 and $263,633, respectively. The Limited Partners were allocated distributions of $340,501 and $260,996 and the General Partners were allocated distributions of $3,439 and $2,637 for the periods, respectively. The Limited Partners' distributions represented $19.74 and $14.21 per Limited Partnership Unit outstanding using 17,253 and 18,369 weighted average Units in 2022 and 2021, respectively. The distributions represented $19.74 and $4.05 per Unit of Net Income and $0 and $10.16 per Unit of contributed capital in 2022 and 2021, respectively.

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners. The Partnership acquired these Units using net sales proceeds.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 and $6,168 in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

As of June 30, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Partnership recognized rental income of $400,599 and $391,004, respectively. In 2022, rental income increased due to the purchase of two properties in 2022 and one property in 2021, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of July 31, 2022, the Partnership expects to recognize rental income of approximately $883,000 in 2022.

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

For the six months ended June 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $74,967 and $80,206, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,841 and $57,064, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended June 30, 2022 and 2021, the Partnership recognized interest income of $1,821 and $1,533, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Partnership's cash balances decreased $3,119,826 as a result of cash used to purchase real estate, distributions paid to the Partners, and cash used to repurchase units in excess of cash generated from operating activities, which was partially offset by cash received from the sale of real estate. During the six months ended June 30, 2021, the Partnership's cash balances decreased $2,981,773 as a result of distributions paid to the Partners, cash used to repurchase units in excess of cash generated from operating activities, and cash used for property and lease acquisition costs.

Net cash provided by operating activities increased from $277,435 in 2021 to $382,114 in 2022 as a result of an increase in total rental income and interest income, a decrease in Partnership administration and property management expenses, and by net timing differences in the collection of payments from tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022 and 2021, the Partnership generated cash flow from the sale of real estate of $2,450,634 and $0, respectively. During the same period, the Partnership expended $5,336,465 and $2,374,564 to invest in real properties.

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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,610,422.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

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

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $343,940 and $263,633, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $340,501 and $260,996 and the General Partners were allocated distributions of $3,439 and $2,637 for the periods, respectively.

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

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners. The Partnership acquired these Units using net sales proceeds.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 and $6,168 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/22 to 4/30/22	352.29	$758.31	6,923.3 (1)	(2)

5/1/22 to 5/31/22	--	--	--	--

6/1/21 to 6/30/22	--	--	--	--

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

Dated: August 10, 2022	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)