Form 10-Q
period 2022-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2022-11-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

As of October 31, 2022, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$174,580	$3,225,626
Rent Receivable	280	4,299
Total Current Assets	174,860	3,229,925

Real Estate Investments:
Land	3,447,470	1,910,004
Buildings	9,824,313	6,446,019
Acquired Intangible Lease Assets	864,490	443,785
Real Estate Held for Investment, at cost	14,136,273	8,799,808
Accumulated Depreciation and Amortization	(3,168,554)	(2,856,987)
Real Estate Held for Investment, Net	10,967,719	5,942,821
Real Estate Held for Sale	0	1,182,556
Total Real Estate Investments	10,967,719	7,125,377
Total Assets	$11,142,579	$10,355,302
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$176,064	$50,930
Distributions Payable	173,234	173,233
Total Current Liabilities	349,298	224,163

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	27,026	33,107

Partners’ Capital :
General Partners	12,621	109
Limited Partners – 24,000 Units authorized; 17,076.71 and 17,429 Units issued and outstanding as of 9/30/2022 and 12/31/2021	10,753,634	10,097,923
Total Partners' Capital	10,766,255	10,098,032
Total Liabilities and Partners' Capital	$11,142,579	$10,355,302

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$242,487	$234,309	$643,086	$625,313

Expenses:
Partnership Administration – Affiliates	30,886	41,445	105,853	121,651
Partnership Administration and Property Management – Unrelated Parties	4,908	21,872	40,749	78,936
Depreciation and Amortization	128,059	101,555	311,567	281,584
Total Expenses	163,853	164,872	458,169	482,171

Operating Income	78,634	69,437	184,917	143,142

Other Income:
Interest Income	224	309	2,045	1,842
Gain on Sale of Real Estate	0	13,198	1,268,078	13,198
Total Other Income	224	13,507	1,270,123	15,040

Net Income	$78,858	$82,944	$1,455,040	$158,182

Net Income Allocated:
General Partners	$1,724	$830	$20,380	$1,582
Limited Partners	77,134	82,114	1,434,660	156,600
Total	$78,858	$82,944	$1,455,040	$158,182

Net Income per Limited Partnership Unit	$4.52	$4.58	$83.44	$8.59

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,947	17,194	18,228

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,455,040	$158,182

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	305,486	275,502
Gain on Sale of Real Estate	(1,268,078)	(13,198)
(Increase) Decrease in Rent Receivable	4,019	34,390
Increase (Decrease) in Payable to AEI Fund Management, Inc.	125,134	(26,943)
Increase (Decrease) in Unearned Rent	0	9,167
Total Adjustments	(833,439)	278,918
Net Cash Provided By (Used For) Operating Activities	621,601	437,100

Cash Flows from Investing Activities:
Investments in Real Estate	(5,336,465)	(2,545,860)
Proceeds from Sale of Real Estate	2,450,634	2,477,214
Net Cash Provided By (Used For) Investing Activities	(2,885,831)	(68,646)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(517,173)	(397,569)
Repurchase of Partnership Units	(269,643)	(616,772)
Net Cash Provided By (Used For) Financing Activities	(786,816)	(1,014,341)

Net Increase (Decrease) in Cash	(3,051,046)	(645,887)

Cash, beginning of period	3,225,626	4,308,166

Cash, end of period	$174,580	$3,662,279
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)
	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(1,339)	(132,597)	(133,936)
Net Income	194	19,161	19,355

Balance, March 31, 2021	10,327	11,337,395	11,347,722	18,791.14

Distributions Declared	(1,298)	(128,399)	(129,697)
Repurchase of Partnership Units	(6,168)	(610,604)	(616,772)	(843.97)
Net Income	558	55,325	55,883

Balance, June 30, 2021	3,419	10,653,717	10,657,136	17,947.17

Distributions Declared	(1,768)	(175,097)	(176,865)
Net Income	830	82,114	82,944

Balance, September 30, 2021	$2,481	$10,560,734	$10,563,215	17,947.17

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429.00

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	12,669	11,237,025	11,249,694	17,429.00

Distributions Declared	(1,707)	(169,000)	(170,707)
Repurchase of Partnership Units	(2,696)	(266,947)	(269,643)	(352.29)
Net Income	4,364	46,923	51,287

Balance, June 30, 2022	12,630	10,848,001	10,860,631	17,076.71

Distributions Declared	(1,733)	(171,501)	(173,234)
Net Income	1,724	77,134	78,858

Balance, September 30, 2022	$12,621	$10,753,634	$10,766,255	17,076.71
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

(6)  Partners’ Capital –

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $517,174 and $440,498, respectively. The Limited Partners were allocated distributions of $512,002 and $436,093 and the General Partners were allocated distributions of $5,172 and $4,405 for the periods, respectively. The Limited Partners' distributions represented $29.78 and $23.92 per Limited Partnership Unit outstanding using 17,194 and 18,228 weighted average Units in 2022 and 2021, respectively. The distributions represented $29.78 and $8.59 per Unit of Net Income and $0 and $15.33 per Unit of contributed capital in 2022 and 2021, respectively.

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
(7)  Fair Value Measurements –

As of September 30, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Partnership recognized rental income of $643,086 and $625,313, respectively. In 2022, rental income increased due to the purchase of two properties in 2022 and one property in 2021, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of October 31, 2022, the Partnership expects to recognize rental income of approximately $883,000 in 2022.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

For the nine months ended September 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $105,853 and $121,651, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,749 and $78,936, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2022 and 2021, the Partnership recognized interest income of $2,045 and $1,842, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Partnership's cash balances decreased $3,051,046 as a result of cash used to purchase real estate, distributions paid to the Partners, and cash used to repurchase units in excess of cash generated from operating activities, which was partially offset by cash received from the sale of real estate. During the nine months ended September 30, 2021, the Partnership's cash balances decreased $645,887 primarily as a result of distributions paid to the Partners, cash used to repurchase units in excess of cash generated from operating activities, and cash used for property and lease acquisition costs. These were partially offset by cash generated from the sale of a property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities increased from $437,100 in 2021 to $621,601 in 2022 as a result of an increase in total rental income and interest income, a decrease in Partnership administration and property management expenses, and by net timing differences in the collection of payments from tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022 and 2021, the Partnership generated cash flow from the sale of real estate of $2,450,634 and $2,477,214, respectively. During the same period, the Partnership expended $5,336,465 and $2,545,860 to invest in real properties.
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

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $517,174 and $440,498, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $512,002 and $436,093 and the General Partners were allocated distributions of $5,172 and $4,405 for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)