Form 10-K
period 2022-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2023-03-31
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2022, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,076,710.

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

Property Activity During the Last Three Years

As of December 31, 2019, the Partnership owned interests in six properties with a total cost of $12,432,671. During the years ended December 31, 2020, 2021 and 2022, the Partnership sold three property interests and received net sale proceeds of $1,465,286, $2,477,214, and $2,450,634 which resulted in net gains of $677,237, $13,198, and $1,268,078, respectively. During 2021, the Partnership expended $1,805,735 to purchase one additional property interest as it reinvested cash generated from property sales. During 2022, the Partnership expended $5,338,093 to purchase two additional property interests, one of which was related to an existing property, as it reinvested cash generated from property sales. As of December 31, 2022, the Partnership owned interests in five properties with a total cost of $14,057,497.

Major Tenants

During 2022, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants in aggregate contributed 90% of total rental income in 2022. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2022. Additionally, the tenant Memorial Hospital in Diamondhead, Mississippi will become a major tenant because the property was purchased in 2022. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2022.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$105,560	$45.82

Best Buy Store Eau Claire, WI	1/31/08	$7,057,096		Best Buy Stores, L.P.	$522,668	$11.03

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

Advance Auto Chelsea, AL	5/14/21	$1,760,000	(1)	Advance Auto Parts Inc.	$110,000	$15.71

Memorial Hospital Diamondhead, MS (40%)	3/22/22	$1,580,000	(1)	Memorial Hospital at Gulfport, Inc.	$102,326	$8.60

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Jared Jewelry store in Auburn Hills, Michigan (AEI Income & Growth Fund 25 LLC) and Memorial Hospital in Diamondhead, Mississippi (AEI Net Lease Income Fund 36 LP).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store in Eau Claire, Wisconsin and Jared Jewelry store in Auburn Hills, Michigan were extended to end on January 19, 2028 and December 31, 2024 respectively.

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

At December 31, 2022, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2022, there were 940 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $6,904 and $6,137 were declared to the General Partners and $683,503 and $607,594 were declared to the Limited Partners for 2022 and 2021, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Units tendered to the Company during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Company will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Company be obligated to purchase Units if, in the sole discretion of the Managing Member, such purchase would impair the capital or operation of the Company. During the last three months of 2022, the Company did not purchase any Units.

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

At December 31, 2022, the estimated value of the Partnership's Units was $866 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2022. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2022 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Properties	$15,116,000	$11,225,000
Cash	175,000	3,269,000
Rent recievable	0	17,000
Current liabilities	(349,000)	(293,000)
Value attributable to the interest of the General Partners	(149,000)	(142,000)
Value attributable to the interest of the Limited Partners	$14,793,000	$14,076,000
Limited Partnership Units outstanding	17,076	17,429

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to current economic factors, higher interest rates, and inflation in the US and globally, our tenants and operating partners may be impacted.

Results of Operations

For the years ended December 31, 2022 and 2021, the Partnership recognized rental income of $885,848 and $838,417, respectively. In 2022, rental income increased due to two property acquisitions. These increases were partially offset by the sale of one property in 2022 and 2021 each. Based on the scheduled rent for the properties owned as of February 28, 2023, the Partnership expects to recognize rental income of approximately $996,000 in 2023.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $138,597 and $157,584, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,992 and $87,413, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On February 5, 2021, the Partnership entered into a lease agreement with a primary term of 10 years with Five Below, Inc. as a replacement tenant for 38% of the square footage of the property. The tenant operated a Five Below retail store in the space. The Partnerships 30% share of the annual rent was $62,093 and commenced on August 27, 2021. The Partnership was responsible for its 30% share of the buildout of the space, which was $250,988. As part of the agreement, the Partnership paid a tenant improvement allowance of $21,995 that was capitalized. The Partnership paid its 30% share of lease commissions due to real estate brokers totaling $40,804 that were due as part of the lease transaction. This amount was capitalized and was to be amortized over the term of the lease. The Partnership’s 30% interest was sold to an unrelated third party on September 28, 2021.

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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,610,422.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320, scheduled to increase annually at 2%.

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

For the years ended December 31, 2022 and 2021, the Partnership recognized interest income of $2,518 and $3,608, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2022, the Partnership's cash balance decreased $3,030,757 primarily as a result of cash used for property and lease acquisition costs, distributions paid to the Partners, and cash used to repurchase units, which was partially offset by cash generated from the sale of a property. During the year ended December 31, 2021, the Partnership's cash balance decreased $1,082,540 primarily as a result of distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities and cash used for property and lease acquisition costs, which was partially offset by cash generated from the sale of a property.

Net cash provided by operating activities increased from $570,493 in 2021 to $816,752 in 2022 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses in addition to an increase in total rental income in 2022, which was partially offset by a decrease in interest income.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2022 and 2021, the Partnership generated cash flow from the sale of real estate of $2,450,634 and $2,477,214, respectively. During the same periods, the Partnership expended $5,338,093 and $2,545,860, respectively, to invest in real properties.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2022 and 2021, the Partnership declared distributions of $690,407 and $613,731, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $683,503 and $607,594 and the General Partners received distributions of $6,904 and $6,137 for the years ended December 31, 2022 and 2021, respectively.

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

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On October 1, 2021, the Partnership repurchased a total of 518.17 Units for $389,248 from 39 Limited Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 and $10,100 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	19 – 20

Balance Sheets as of December 31, 2022 and 2021	21

Statements for the Years Ended December 31, 2022 and 2021:

Income	22

Cash Flows	23

Changes in Partners’ Capital	24

Notes to Financial Statements	25 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) (the "Partnership”) as of December 31, 2022 and 2021, and the related statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP Boulay PLLP
We have served as the Partnership’s auditor since 1994.
Minneapolis, Minnesota
March 30, 2023

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2022	2021
Current Assets:
Cash	$194,869	$3,225,626
Rent Receivable	0	4,299
Total Current Assets	194,869	3,229,925

Real Estate Investments:
Land	3,447,796	1,910,004
Buildings	9,825,615	6,446,019
Acquired Intangible Lease Assets	864,490	443,785
Real Estate Held for Investment, at Cost	14,137,901	8,799,808
Accumulated Depreciation and Amortization	(3,296,657)	(2,856,987)
Real Estate Held for Investment, Net	10,841,244	5,942,821
Real Estate Held for Sale	0	1,182,556
Total Real Estate Investments	10,841,244	7,125,377
Total Assets	$11,036,113	$10,355,302

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$168,714	$50,930
Distributions Payable	173,233	173,233
Total Current Liabilities	341,947	224,163

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	24,999	33,107

Partners’ Capital:
General Partners	12,611	109
Limited Partners – 24,000 Units authorized; 17,077 and 17,429 Units issued and outstanding as of December 31, 2022 and 2021, respectively	10,656,556	10,097,923
Total Partners' Capital	10,669,167	10,098,032
Total Liabilities and Partners' Capital	$11,036,113	$10,355,302
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2022	2021

Rental Income	$885,848	$838,417

Expenses:
Partnership Administration – Affiliates	138,597	157,584
Partnership Administration and Property Management – Unrelated Parties	46,992	87,413
Depreciation and Amortization	439,670	368,352
Total Expenses	625,259	613,349

Operating Income	260,589	225,068

Other Income:
Gain on Sale of Real Estate	1,268,078	13,198
Interest Income	2,518	3,608
Miscellaneous Income	0	17,538
Total Other Income	1,270,596	34,344

Net Income	$1,531,185	$259,412

Net Income Allocated:
General Partners	$22,102	$4,874
Limited Partners	1,509,083	254,538
Total	$1,531,185	$259,412

Net Income per Limited Partnership Unit:	$87.92	$14.12

Weighted Average Units Outstanding – Basic and Diluted	17,165	18,029

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021

Cash Flows from Operating Activities:
Net Income	$1,531,185	$259,412

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	431,562	360,244
Gain on Sale of Real Estate	(1,268,078)	(13,198)
(Increase) Decrease in Receivables	4,299	47,285
Increase (Decrease) in Payable to AEI Fund Management, Inc.	117,784	(83,250)
Total Adjustments	(714,433)	311,081
Net Cash Provided By (Used For) Operating Activities	816,752	570,493

Cash Flows from Investing Activities:
Investments in Real Estate	(5,338,093)	(2,545,860)
Proceeds from Sale of Real Estate	2,450,634	2,477,214
Net Cash Provided By (Used For) Investing Activities	(2,887,459)	(68,646)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(690,407)	(574,436)
Repurchase of Partnership Units	(269,643)	(1,009,951)
Net Cash Provided By (Used For) Financing Activities	(960,050)	(1,584,387)

Net Increase (Decrease) in Cash	(3,030,757)	(1,082,540)

Cash, beginning of year	3,225,626	4,308,166

Cash, end of year	$194,869	$3,225,626

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$11,472	$11,450,831	$11,462,303	18,791.14

Distributions Declared	(6,137)	(607,594)	(613,731)

Repurchase of Partnership Units	(10,100)	(999,852)	(1,009,952)	(1,362.14)

Net Income	4,874	254,538	259,412

Balance, December 31, 2021	109	10,097,923	10,098,032	17,429.00

Distributions Declared	(6,904)	(683,503)	(690,407)

Repurchase of Partnership Units	(2,696)	(266,947)	(269,643)	(352.29)

Net Income	22,102	1,509,083	1,531,185

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2019, and with few exceptions, is no longer subject to state tax examinations for tax years before 2019.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties’ land, building, intangible assets, liabilities, revenues and expenses.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2022 and 2021.

Fair Value Measurements

As of December 31, 2022 and 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2022 and 2021.

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

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2020, the Partnership provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Partnership made an election to account for such lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

Substantially all of the Partnership’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Partnership is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Partnership increases its rent receivables as tenant payments accrue and continues to recognize rental income. During the year ended December 31, 2020, the Partnership has entered into lease modifications that deferred $51,584, which was recognized as rental income for those deferred months in 2020. The rent receivable related to rental deferrals totaled $4,299 as of December 31, 2021. All rent deferrals were collected in 2022.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Company or are not expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC); Memorial Hospital in Diamondhead, Mississippi (60% - AEI Net Lease Income Fund 36 LP).

The Partnership owned a 30% interest in a Gander Mountain store. AEI Accredited Investor Fund V LP and AEI National Income Property Fund VIII LP, affiliates of the Partnership, owned a 70% interest in this property until the property was sold to an unrelated third party in 2021. The Partnership owned a 50% interest in a Jared Jewelry store. AEI Net Lease Income & Growth Fund XX LP, and affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2022.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2022	2021

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$138,597	$157,584

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$46,992	$87,413

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$58,789	$91,839

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$18,516	$13,306

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store in Eau Claire, Wisconsin and Jared Jewelry store in Auburn Hills, Michigan were extended to end on January 19, 2028 and December 31, 2024, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The Partnership's properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Best Buy store in Eau Claire, Wisconsin was constructed in 1990, renovated in 1997 and acquired in 2008. The Dollar Tree store in Cincinnati, Ohio was constructed in 2015 and acquired in 2016. The Advance Auto store in Chelsea, Alabama was constructed in 2006 and acquired in 2021. The Memorial Hospital in Diamondhead, Mississppi was construced in 2008 and acquired in 2022. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2022 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$280,993	$1,185,055	$1,466,048	$851,247
Best Buy, Eau Claire, WI	2,068,739	4,988,357	7,057,096	1,716,415
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	345,915
Advance Auto, Chelsea, AL	420,654	1,226,345	1,646,999	79,713
Memorial Hospital, Diamondhead, MS	322,410	1,175,588	1,497,998	35,268
	$3,447,796	$9,825,615	$13,273,411	$3,028,558

For the years ended December 31, 2022 and 2021, the Partnership recognized depreciation expense of $348,206 and $329,061, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2022		2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 61 and 48 months, respectively)	$864,490	$268,098	$443,785	$176,635

Acquired Below-Market Lease Intangibles (weighted average life of 37 and 49 months, respectively)	$80,404	$55,405	$80,404	$47,297

For the years ended December 31, 2022 and 2021, the value of in-place lease intangibles amortized to expense was $91,464 and $39,291, and the increase to rental income for below-market leases was $8,108, respectively. For lease intangibles not held for sale as of December 31, 2022, the estimated amortization expense is $119,275 for each of the next three succeeding years, $92,930 for the year ended December 31, 2026, and $83,511 for the year ended December 31, 2027. The estimated increase to rental income for below-market leases is $8,108 for each of the next three succeeding years and $675 for the year ended December 31, 2026.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,610,422.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320, scheduled to increase annually at 2%.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2022, the minimum future rent payments required by the leases are as follows:
2023	$988,204
2024	991,599
2025	888,140
2026	778,296
2027	732,642
Thereafter	440,530
$4,819,411

There were no contingent rents recognized in 2022 and 2021.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2022	2021

Sterling Jewelers Inc.	Retail	$130,736	$316,021
Best Buy Stores, L.P.	Retail	436,062	282,241
Dollar Tree Stores, Inc.	Retail	130,277	130,277
Advance Auto Parts, Inc.	Retail	110,000	0
Aggregate rental income of major tenants		$807,075	$728,539
Aggregate rental income of major tenants as a percentage of total rental income		90%	87%

(6)  Partners’ Capital –

For the years ended December 31, 2022 and 2021, the Partnership declared distributions of $690,407 and $613,731, respectively. The Limited Partners received distributions of $683,503 and $607,594 and the General Partners received distributions of $6,904 and $6,137 for the years ended December 31, 2022 and 2021, respectively. The Limited Partners' distributions represented $39.82 and $33.70 per Limited Partnership Unit outstanding using 17,165 and 18,029 weighted average Units in 2022 and 2021, respectively. The distributions represented $39.82 and $14.12 per Unit of Net Income and $0 and $19.58 per Unit of contributed capital in 2022 and 2021, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(6)  Partners’ Capital – (Continued)

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

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. On April 1, 2021, the Partnership repurchased a total of 843.97 Units for $610,604 from 36 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On October 1, 2021, the Partnership repurchased a total of 518.17 Units for $389,248 from 39 Limited Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 and $10,100 in 2022 and 2021, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2022	2021

Net Income for Financial Reporting Purposes	$1,531,185	$259,412

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	179,184	17,520

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(1,268,078)	(323,171)
Taxable Income (Loss) to Partners	$442,291	$(46,239)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2022	2021

Partners' Capital for Financial Reporting Purposes	$10,669,167	$10,098,032

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	200,652	1,289,546

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$14,077,862	$14,595,621

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID‑19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has entered into rent deferral agreements with two tenants of the six properties owned by the Partnership. In June 2020, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Auburn Hills, Michigan and Hanover, Maryland to defer base rent in April and May 2020. The tenants started paying the deferred amounts in twelve equal monthly installments beginning on February 1, 2021.

The Partnership has elected not to account for these deferrals of rent as a lease modification under COVID-19 guidance issued by the FASB. Deferred rent of $51,584 was recognized as rental income during the year ended December 31, 2020 and a corresponding rent receivable was recorded. The rent receivable related to these rental deferrals totaled $4,299 as of December 31, 2021. All rent receivables were collected in 2022.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Marni J. Nygard, Esq., age 48, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2023. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 59, is Chief Operations Officer and has held this position since August 1,  2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 48, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. He has been elected to continue in these positions until December 2023. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2022. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2022 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2023:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	0	0.00%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%

Address for all: 1300 Wells Fargo Place 30 East 7th Street, St. Paul, Minnesota 55101

David & Mary Edsall CRT	927.83505	5.43%
84 N Audubon Road, Indianapolis, IN 46219
Donna & Reginald Hill CRT	927.83505	5.43%
1912 Lakeside Lane, Indianapolis, IN 46229

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2022 and 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2022, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2022.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2022

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$966,948

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$5,875,898

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,426,478

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$318,939

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2022

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$126,659

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2022 and 2021:

Fee Category	2022	2021

Audit Fees	$22,950	$21,710
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$22,950	$21,710

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2023	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2023
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2023
Keith E. Petersen	(Principal Accounting Officer)