Form 10-Q
period 2023-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2023-05-15
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2023

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

As of May 15, 2023, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2023 and December 31, 2022	3

	Statements for the Periods ended March 31, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$162,999	$194,869
Total Current Assets	162,999	194,869

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(3,424,732)	(3,296,657)
Real Estate Held for Investment, Net	10,713,169	10,841,244
Total Assets	$10,876,168	$11,036,113

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$125,486	$168,714
Distributions Payable	173,233	173,233
Unearned Rent	9,166	0
Total Current Liabilities	307,885	341,947

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	22,972	24,999

Partners’ Capital :
General Partners	11,373	12,611
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 3/31/2023 and 12/31/2022	10,533,938	10,656,556
Total Partners' Capital	10,545,311	10,669,167
Total Liabilities and Partners' Capital	$10,876,168	$11,036,113
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2023	2022

Rental Income	$248,758	$184,892

Expenses:
Partnership Administration – Affiliates	44,065	40,463
Partnership Administration and Property Management – Unrelated Parties	27,753	12,899
Depreciation and Amortization	128,075	75,486
Total Expenses	199,893	128,848

Operating Income	48,865	56,044

Other Income:
Interest Income	512	773
Gain on Sale of Real Estate	0	1,268,078
Total Other Income	512	1,268,851

Net Income	$49,377	$1,324,895

Net Income Allocated:
General Partners	$494	$14,292
Limited Partners	48,883	1,310,603
Total	$49,377	$1,324,895

Net Income per Limited Partnership Unit	$2.86	$75.20

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,429

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows from Operating Activities:
Net Income	$49,377	$1,324,895

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	126,048	73,459
Gain on Sale of Real Estate	0	(1,268,078)
(Increase) Decrease in Rent Receivable	0	4,299
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(43,228)	40,177
Increase (Decrease) in Unearned Rent	9,166	9,167
Total Adjustments	91,986	(1,140,976)
Net Cash Provided By (Used For) Operating Activities	141,363	183,919

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	2,450,634
Investments in Real Estate	0	(1,606,682)

Net Cash Provided By (Used For) Investing Activities	0	843,952

Cash Flows from Financing Activities:
Distributions Paid to Partners	(173,233)	(173,233)

Net Increase (Decrease) in Cash	(31,870)	854,638

Cash, beginning of period	194,869	3,225,626

Cash, end of period	$162,999	$4,080,264

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429.0

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	$12,669	$11,237,025	$11,249,694	17,429.0

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	494	48,883	49,377

Balance, March 31, 2023	$11,373	$10,533,938	$10,545,311	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
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

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership’s operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements –

Effective January 1, 2023, the Partnership adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This guidance changes the methodology to be used to  measure credit losses for certain financial instruments and financial assets, including receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,606,682.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the three months ended March 31, 2023 and 2022, the Partnership declared distributions of $173,233. The Limited Partners were allocated distributions of $171,501 and the General Partners were allocated distributions of $1,732 for the periods ended March 31, 2023 and 2022. The Limited Partners' distributions represented $10.04 and $9.84 per Limited Partnership Unit outstanding using 17,077 and 17,429 weighted average Units in 2023 and 2022, respectively. The distributions represented $2.86 and $75.20 per Unit of Net Income and $7.18 and $0.00 per Unit of contributed capital in 2023 and 2022, respectively.

(7)  Fair Value Measurements –

As of March 31, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2023 and 2022, the Partnership recognized rental income of $248,758 and $184,892, respectively. In 2023, rental income increased due to the purchase of two properties in 2022, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of April 30, 2023, the Partnership expects to recognize rental income of approximately $996,000 in 2023.

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 31, 2029. As part of the agreement, the annual rent decreased from $224,340 to $167,500 effective February 1, 2022.  The sale of the Jared Jewelry store closed on February 14, 2022.

For the three months ended March 31, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $44,065 and $40,463, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,753 and $12,899, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2023 and 2022, the Partnership recognized interest income of $512 and $773, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2023, the Partnership's cash balances decreased $31,870 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2022, the Partnership's cash balances increased $854,638 as a result of cash received from the sale of real estate, which was partially offset by distributions paid to Partners and cash used for property and lease acquisition costs.

Net cash provided by operating activities decreased from $183,919 in 2022 to $141,363 in 2023 as a result of net timing differences in the collection of payments from tenants and the payment of expenses and an increase in Partnership administration and property management expenses, which was partially offset by an increase in total rental income.

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

On March 22, 2022, the Partnership purchased a 40% interest of the Memorial Hospital property in Diamondhead, Mississippi for $1,606,682.  The Partnership allocated $114,052 of the purchase price to Acquired Lease Assets, representing in-place intangibles.  The property is leased to Memorial Hospital at Gulfport, Incorporated under a lease agreement with a remaining primary term of 5.3 years (as of date of purchase) and annual rent of $100,320 scheduled to increase annually at 2%.

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

For the three months ended March 31, 2023 and 2022, the Partnership declared distributions of $173,233, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $171,501 and the General Partners were allocated distributions of $1,732 for the periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2023 and 2022, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 15, 2023	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)