Form 10-Q
period 2023-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2023-08-11
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2023

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

As of July 31, 2023, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2023 and December 31, 2022	3

	Statements for the Periods ended June 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$242,611	$194,869
Total Current Assets	242,611	194,869

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(3,552,808)	(3,296,657)
Real Estate Held for Investment, Net	10,585,093	10,841,244
Total Assets	$10,827,704	$11,036,113
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$150,673	$168,714
Distributions Payable	173,233	173,233
Unearned Rent	54,899	0
Total Current Liabilities	378,805	341,947

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	20,945	24,999

Partners’ Capital :
General Partners	10,200	12,611
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 6/30/2023 and 12/31/2022	10,417,754	10,656,556
Total Partners' Capital	10,427,954	10,669,167
Total Liabilities and Partners' Capital	$10,827,704	$11,036,113

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Rental Income	$249,241	$215,707	$497,999	$400,599

Expenses:
Partnership Administration – Affiliates	40,807	34,504	84,872	74,967
Partnership Administration and Property Management – Unrelated Parties	25,259	22,942	53,012	35,841
Depreciation and Amortization	128,076	108,022	256,151	183,508
Total Expenses	194,142	165,468	394,035	294,316

Operating Income	55,099	50,239	103,964	106,283

Other Income:
Interest Income	777	1,048	1,289	1,821
Gain on Sale of Real Estate	0	0	0	1,268,078
Total Other Income	777	1,048	1,289	1,269,899

Net Income	$55,876	$51,287	$105,253	$1,376,182

Net Income Allocated:
General Partners	$559	$4,364	$1,053	$18,656
Limited Partners	55,317	46,923	104,200	1,357,526
Total	$55,876	$51,287	$105,253	$1,376,182

Net Income per Limited Partnership Unit	$3.24	$2.75	$6.10	$78.68

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077	17,077	17,253

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$105,253	$1,376,182

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	252,097	179,454
Gain on Sale of Real Estate	0	(1,268,078)
(Increase) Decrease in Rent Receivable	0	4,299
(Increase) Decrease in Miscellaneous Receivable	0	(726)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(18,041)	81,817
Increase (Decrease) in Unearned Rent	54,899	9,166
Total Adjustments	288,955	(994,068)
Net Cash Provided By (Used For) Operating Activities	394,208	382,114

Cash Flows from Investing Activities:
Investments in Real Estate	0	(5,336,465)
Proceeds from Sale of Real Estate	0	2,450,634
Net Cash Provided By (Used For) Investing Activities	0	(2,885,831)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(346,466)	(346,466)
Repurchase of Partnership Units	0	(269,643)
Net Cash Provided By (Used For) Financing Activities	(346,466)	(616,109)

Net Increase (Decrease) in Cash	47,742	(3,119,826)

Cash, beginning of period	194,869	3,225,626

Cash, end of period	$242,611	$105,800

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429.00

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	12,669	11,237,025	11,249,694	17,429.00

Distributions Declared	(1,707)	(169,000)	(170,707)

Repurchase of Partnership Units	(2,696)	(266,947)	(269,643)	(352.29)

Net Income	4,364	46,923	51,287

Balance, June 30, 2022	$12,630	$10,848,001	$10,860,631	17,076.71

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	494	48,883	49,377

Balance, March 31, 2023	11,373	10,533,938	10,545,311	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	559	55,317	55,876

Balance, June 30, 2023	$10,200	$10,417,754	$10,427,954	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
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
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

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

(6)  Partners’ Capital –

For the six months ended June 30, 2023 and 2022, the Partnership declared distributions of $346,466 and $343,940 respectively. The Limited Partners were allocated distributions of $343,002 and $340,501 and the General Partners were allocated distributions of $3,464 and $3,439 for the periods ended June 30, 2023 and 2022, respectively. The Limited Partners' distributions represented $20.09 and $19.74 per Limited Partnership Unit outstanding using 17,077 and 17,253 weighted average Units in 2023 and 2022, respectively. The distributions represented $6.10 and $19.74 per Unit of Net Income and $13.99 and $0.00 per Unit of contributed capital in 2023 and 2022, respectively.

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022.  During the six months ended June 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of June 30, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2023 and 2022, the Partnership recognized rental income of $497,999 and $400,599, respectively. In 2023, rental income increased due to the purchase of two properties in 2022, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of July 31, 2023, the Partnership expects to recognize rental income of approximately $996,000 in 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In July 2021, the Partnership entered into an agreement with the tenant of the Jared Jewelry store in Hanover, Maryland to extend the lease term seven years to end on January 31, 2029. As part of the agreement, the annual rent decreased from $224,340 to $167,500 effective February 1, 2022.  The sale of Jared Jewelry store closed on February 14, 2022.

For the six months ended June 30, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $84,872 and $74,967, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $53,012 and $35,841, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2023 and 2022, the Partnership recognized interest income of $1,289 and $1,821, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2023, the Partnership’s cash balances increased $47,742 as a result of cash generated from operating activities in excess of distributions paid to Partners. During the six months ended June 30, 2022, the Partnership's cash balances decreased $3,119,826 as a result of cash used to purchase real estate, distributions paid to the Partners, and cash used to repurchase units in excess of cash generated from operating activities, which was partially offset by cash received from the sale of real estate.

Net cash provided by operating activities increased from $382,114 in 2022 to $394,208 in 2023 as a result of an increase in total rental and net timing differences in the collection of payments from tenants and the payment of expenses, which was partially offset by an increase in Partnership administration and property management expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,634. During the same period, the Partnership expended $5,336,465 to invest in real properties.

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

On May 11, 2022, the Partnership purchased an additional 46% joint-venture interest in the Best Buy store in Eau Claire, Wisconsin for $3,726,043 from AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.  The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser.  The property interest became available because AEI Income & Growth Fund 26 LLC was in the process of liquidating it property portfolio.  The Partnership now owns 100% interest in the property.  The Partnership allocated $306,653 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles.  The annual rent for the additional 46% interest that was purchased is $240,432.

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

For the six months ended June 30, 2023 and 2022, the Partnership declared distributions of $346,466 and $343,940, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $343,002 and $340,501 and the General Partners were allocated distributions of $3,464 and $3,439 for the periods ended June 30, 2023 and 2022, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Unites using Net Cash Flow from operations. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022. During the six months ended June 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 11, 2022	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)