Form 10-Q
period 2023-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2023-11-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2023

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

As of October 31, 2023, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Statements for the Periods ended September 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$206,732	$194,869
Total Current Assets	206,732	194,869

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(3,680,883)	(3,296,657)
Real Estate Held for Investment, Net	10,457,018	10,841,244
Total Assets	$10,663,750	$11,036,113
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$140,481	$168,714
Unearned Rent	9,167	0
Distributions Payable	173,233	173,233
Total Current Liabilities	322,881	341,947

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	18,916	24,999

Partners’ Capital :
General Partners	9,140	12,611
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 9/30/2023 and 12/31/2022	10,312,813	10,656,556
Total Partners' Capital	10,321,953	10,669,167
Total Liabilities and Partners' Capital	$10,663,750	$11,036,113

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Rental Income	$249,582	$242,487	$747,581	$643,086

Expenses:
Partnership Administration – Affiliates	38,348	30,886	123,220	105,853
Partnership Administration and Property Management – Unrelated Parties	16,837	4,908	69,849	40,749
Depreciation and Amortization	128,075	128,059	384,226	311,567
Total Expenses	183,260	163,853	577,295	458,169

Operating Income	66,322	78,634	170,286	184,917

Other Income:
Interest Income	910	224	2,199	2,045
Gain on Sale of Real Estate	0	0	0	1,268,078
Total Other Income	910	224	2,199	1,270,123

Net Income	$67,232	$78,858	$172,485	$1,455,040

Net Income Allocated:
General Partners	$672	$1,724	$1,725	$20,380
Limited Partners	66,560	77,134	170,760	1,434,660
Total	$67,232	$78,858	$172,485	$1,455,040

Net Income per Limited Partnership Unit	$3.90	$4.52	$10.00	$83.44

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077	17,077	17,194

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.
AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$172,485	$1,455,040

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	378,143	305,486
Gain on Sale of Real Estate	0	(1,268,078)
(Increase) Decrease in Rent Receivable	0	4,019
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(28,233)	125,134
Increase (Decrease) in Unearned Rent	9,167	0
Total Adjustments	359,077	(833,439)
Net Cash Provided By (Used For) Operating Activities	531,562	621,601

Cash Flows from Investing Activities:
Investments in Real Estate	0	(5,336,465)
Proceeds from Sale of Real Estate	0	2,450,634
Net Cash Provided By (Used For) Investing Activities	0	(2,885,831)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(519,699)	(517,173)
Repurchase of Partnership Units	0	(269,643)
Net Cash Provided By (Used For) Financing Activities	(519,699)	(786,816)

Net Increase (Decrease) in Cash	11,863	(3,051,046)

Cash, beginning of period	194,869	3,225,626

Cash, end of period	$206,732	$174,580

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429.00

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	14,292	1,310,603	1,324,895

Balance, March 31, 2022	12,669	11,237,025	11,249,694	17,429.00

Distributions Declared	(1,707)	(169,000)	(170,707)
Repurchase of Partners Units	(2,696)	(266,947)	(269,643)	(352.29)
Net Income	4,364	46,923	51,287

Balance, June 30, 2022	12,630	10,848,001	10,860,631	17,076.71

Distributions Declared	(1,733)	(171,501)	(173,234)
Net Income	1,724	77,134	78,858

Balance, September 30, 2022	$12,621	$10,753,634	$10,766,255	17,076.71

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	494	48,883	49,377

Balance, March 31, 2023	11,373	10,533,938	10,545,311	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	559	55,317	55,876

Balance, June 30, 2023	10,200	10,417,754	10,427,954	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	672	66,560	67,232

Balance, September 30, 2023	$9,140	$10,312,813	$10,321,953	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital –

For the nine months ended September 30, 2023 and 2022, the Partnership declared distributions of $519,699 and $517,174, respectively. The Limited Partners were allocated distributions of $514,503 and $512,002 and the General Partners were allocated distributions of $5,196 and $5,172 for the periods ended September 30, 2023 and 2022, respectively. The Limited Partners' distributions represented $30.13 and $29.78 per Limited Partnership Unit outstanding using 17,077 and 17,194 weighted average Units in 2023 and 2022, respectively. The distributions represented $30.13 and $29.78 per Unit of Net Income and $0 and $0 per Unit of contributed capital in 2023 and 2022, respectively.

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022.  During the nine months ended September 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of September 30, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2023 and 2022, the Partnership recognized rental income of $747,581 and $643,086, respectively. In 2023, rental income increased due to the purchase of two properties in 2022, which was partially offset by the sale of one property in 2022. Based on the scheduled rent for the properties owned as of October 31, 2023, the Partnership expects to recognize rental income of approximately $996,000 in 2023.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $123,220 and $105,853, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,849 and $40,749, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2023, when compared to 2022, mainly due to expenses related to engaging tax services and higher tax payments for the Chelsea, Alabama and Cincinnati, Ohio stores.

For the nine months ended September 30, 2023 and 2022, the Partnership recognized interest income of $2,199 and $2,045, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2023, the Partnership's cash balances increased $11,863 as a result of cash generated from operating activities in excess of distributions paid to Partners. During the nine months ended September 30, 2022, the Partnership's cash balances decreased $3,051,046 primarily as a result of cash used to purchase real estate, distributions paid to the Partners, and cash used to repurchase units in excess of cash generated from operating activities, which was partially offset by cash received from the sale of real estate.

Net cash provided by operating activities decreased from $621,601 in 2022 to $531,562 in 2023 as a result of net timing differences in the collection of payments from tenants and the payment of expenses and an increase in Partnership administration and property management expenses, which was partially offset by an increase in total rental and interest income.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2023, the Partnership did not complete any property acquisitions or property sales. During the nine months ended September 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,634. During the same period, the Partnership expended $5,336,465 to invest in real properties.

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

For the nine months ended September 30, 2023 and 2022, the Partnership declared distributions of $519,699 and $517,174, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $514,503 and $512,002 and the General Partners were allocated distributions of $5,196 and $5,172 for the periods ended September 30, 2023 and 2022, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022. During the six months ended September 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2023	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)