Form 10-K
period 2023-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2024-03-22
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2023
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
☐ Yes    ☒ No

As of June 30, 2023, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,076,710.

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

Property Activity During the Last Three Years

As of December 31, 2020, the Partnership owned interests in five properties with a total cost of $11,088,747. During the years ended December 31, 2021, 2022 and 2023, the Partnership sold two property interests and received net sale proceeds of $2,477,214, and $2,450,634 which resulted in net gains of $13,198, and $1,268,078, respectively. During 2021, the Partnership expended $1,805,735 to purchase one additional property interest as it reinvested cash generated from property sales. During 2022, the Partnership expended $5,338,093 to purchase two additional property interests, one of which was related to an existing property, as it reinvested cash generated from property sales. During the year ended December 31, 2023, the Partnership did not acquire or sell any property interests. As of December 31, 2023, the Partnership owned interests in five properties with a total cost of $14,057,497.

Major Tenants

During 2023, five tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants in aggregate contributed 100% of total rental income in 2023. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2024. Any failure of these major tenants could materially affect the Partnership’s net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, the Management Company has not made any reductions to employee compensation plans or employee benefit plans.

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

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. The Management Company has implemented an Employee Well Being Preparedness Plan which includes safety protocols to assist in mitigating the risk of exposure to its employees and visitors to contagions. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions have required modification, including most of its employees having the capability to work remotely. The Management Company’s experienced teams of people have adapted to the changes in the work environment.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 1C. CYBERSECURITY.

In the past two years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the Entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

The Management Company’s third-party advisor has performed cybersecurity risk assessments of its information technology security processes and implemented technologies to lessen risk. Using third party services, the Management Company monitors, scans, assesses, audits, and remediates identified vulnerabilities across its networks, as appropriate. Furthermore, recognizing that the Management Company’s employees are an essential line of defense in cybersecurity, it requires employees to participate in training and testing programs through which it provides education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. The Management Company’s policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery.

The Management Company’s cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of its ongoing cybersecurity vulnerability management, and it endeavors to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to its networks and applications, along with detection of potential unusual activity within its networks or applications. Any potential cybersecurity incident is immediately reported to the President and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.

The Audit Committee of the Board of Directors oversees the Management Company’s cybersecurity posture and the steps taken by management to monitor, identify, and mitigate cybersecurity risks. The Information Technology team briefs the Audit Committee on the effectiveness of the Entity’s cyber risk management program, typically on an annual basis.
There have been no cybersecurity incidents which have materially affected the Management Company to date, including its business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect the Management Company, including its execution of business strategy, reputation, results of operations and/or financial condition.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2023.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$105,560	$45.82

Best Buy Store Eau Claire, WI	1/31/08	$7,057,096		Best Buy Stores, L.P.	$548,801	$11.58

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

Advance Auto Chelsea, AL	5/14/21	$1,760,000		Advance Auto Parts Inc.	$110,000	$15.71

Memorial Hospital Diamondhead, MS (40%)	3/22/22	$1,580,000		Memorial Hospital at Gulfport, Inc.	$104,373	$9.04

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store in Eau Claire, Wisconsin and Jared Jewelry store in Auburn Hills, Michigan were extended to end on January 19, 2028 and December 31, 2029, respectively.

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

At December 31, 2023, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2023, there were 937 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $6,929 and $6,904 were declared to the General Partners and $686,004 and $683,503 were declared to the Limited Partners for 2023 and 2022, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2023, the Partnership did not purchase any Units.

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

At December 31, 2023, the estimated value of the Partnership's Units was $796 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2023. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2023 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Properties	$13,847,000	$15,116,000
Cash	207,000	175,000
Rent receivable	0	0
Current liabilities	(323,000)	(349,000)
Value attributable to the interest of the General Partners	(138,000)	(149,000)
Value attributable to the interest of the Limited Partners	$13,593,000	$14,793,000
Limited Partnership Units outstanding	17,076	17,076

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

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the Managing General Partner of the Partnership.

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

Results of Operations

For the years ended December 31, 2023 and 2022, the Partnership recognized rental income of $997,334 and $885,848, respectively. In 2023, rental income increased due to generating a full year of income on a property that was acquired in May 2022. Additionally, there were rent increases on two properties in 2023 which were partially offset by the sale of one property in February 2022. Based on the scheduled rent for the properties owned as of February 28, 2024, the Partnership expects to recognize rental income of approximately $992,000 in 2024.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $162,933 and $138,597, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $83,356 and $46,992, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

On May 11, 2022, the Partnership purchased an additional 46% interest in the Best Buy store in Eau Claire, Wisconsin for $3,726,043 from AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 26 LLC was in the process of liquidating its property portfolio. The Partnership now owns 100% interest in the property. The Partnership allocated $306,653 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 46% interest that was purchased is $240,432.

In November 2023, the Partnership entered into an agreement with the tenant of the Jared Jewelry Store in Auburn Hills, Michigan to extend the lease term 5 years commencing on January 1, 2025 and expiring on December 31, 2029. As part of the agreement, the annual rent stays flat at $105,560.

For the years ended December 31, 2023 and 2022, the Partnership recognized interest income of $3,139 and $2,518, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2023, the Partnership's cash balance decreased $14,309 primarily as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2022, the Partnership's cash balance decreased $3,030,757 primarily as a result of cash used for property and lease acquisition costs, distributions paid to the Partners, and cash used to repurchase units, which was partially offset by cash generated from the sale of a property.

Net cash provided by operating activities decreased from $816,752 in 2022 to $678,624 in 2023 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in administrative expenses, increase in total rental income and increase in interest income in 2023.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2023, the Partnership did not sell or invest in real estate. During the year ended December 31, 2022, the Partnership generated cash flow from the sale of real estate of $2,450,634 and $5,338,093 to invest in real estate.

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

For the years ended December 31, 2023 and 2022, the Partnership declared distributions of $692,933 and $690,407, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $686,004 and $683,503 and the General Partners were allocated distributions of $6,929 and $6,904 for the years ended December 31, 2023 and 2022, respectively.

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

During 2023, the Partnership did not repurchase any units. On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increased the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	18

Balance Sheets as of December 31, 2023 and 2022	19

Statements for the Years Ended December 31, 2023 and 2022:

Income	20

Cash Flows	21

Changes in Partners’ Capital	22

Notes to Financial Statements	23 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) (the "Partnership”) as of December 31, 2023 and 2022, and the related statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 21, 2024

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2023	2022
Current Assets:
Cash	$180,560	$194,869
Total Current Assets	180,560	194,869

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(3,808,959)	(3,296,657)
Real Estate Held for Investment, Net	10,328,942	10,841,244
Total Assets	$10,509,502	$11,036,113

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$101,262	$168,714
Distributions Payable	173,233	173,233
Total Current Liabilities	274,495	341,947

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	16,891	24,999

Partners’ Capital:
General Partners	8,101	12,611
Limited Partners – 24,000 Units authorized; 17,077 Units issued and outstanding as of December 31, 2023 and 2022	10,210,015	10,656,556
Total Partners' Capital	10,218,116	10,669,167
Total Liabilities and Partners' Capital	$10,509,502	$11,036,113
The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2023	2022

Rental Income	$997,334	$885,848

Expenses:
Partnership Administration – Affiliates	162,933	138,597
Partnership Administration and Property Management – Unrelated Parties	83,356	46,992
Depreciation and Amortization	512,302	439,670
Total Expenses	758,591	625,259

Operating Income	238,743	260,589

Other Income:
Gain on Sale of Real Estate	0	1,268,078
Interest Income	3,139	2,518
Total Other Income	3,139	1,270,596

Net Income	$241,882	$1,531,185

Net Income Allocated:
General Partners	$2,419	$22,102
Limited Partners	239,463	1,509,083
Total	$241,882	$1,531,185

Net Income per Limited Partnership Unit:	$14.02	$87.92

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,165

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2023	2022

Cash Flows from Operating Activities:
Net Income	$241,882	$1,531,185

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	504,194	431,562
Gain on Sale of Real Estate	0	(1,268,078)
(Increase) Decrease in Receivables	0	4,299
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(67,452)	117,784
Total Adjustments	436,742	(714,433)
Net Cash Provided By (Used For) Operating Activities	678,624	816,752

Cash Flows from Investing Activities:
Investments in Real Estate	0	(5,338,093)
Proceeds from Sale of Real Estate	0	2,450,634
Net Cash Provided By (Used For) Investing Activities	0	(2,887,459)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(692,933)	(690,407)
Repurchase of Partnership Units	0	(269,643)
Net Cash Provided By (Used For) Financing Activities	(692,933)	(960,050)

Net Increase (Decrease) in Cash	(14,309)	(3,030,757)

Cash, beginning of year	194,869	3,225,626

Cash, end of year	$180,560	$194,869

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$109	$10,097,923	$10,098,032	17,429.00

Distributions Declared	(6,904)	(683,503)	(690,407)

Repurchase of Partnership Units	(2,696)	(266,947)	(269,643)	(352.29)

Net Income	22,102	1,509,083	1,531,185

Balance, December 31, 2022	12,611	10,656,556	10,669,167	17,076.71

Distributions Declared	(6,929)	(686,004)	(692,933)

Net Income	2,419	239,463	241,882

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(1)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo Patricia Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2020, and with few exceptions, is no longer subject to state tax examinations for tax years before 2020.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2023 and 2022.

Fair Value Measurements

As of December 31, 2023 and 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2023 and 2022.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC) and Memorial Hospital in Diamondhead, Mississippi (40% - AEI Net Lease Income Fund 36 LP).

The Partnership owned a 50% interest in a Jared Jewelry store in Hanover, Maryland. AEI Net Lease Income & Growth Fund XX LP, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2022.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2023	2022

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$162,933	$138,597

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$83,356	$46,992

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$58,789

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$18,516

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases for the Best Buy store in Eau Claire, Wisconsin and Jared Jewelry store in Auburn Hills, Michigan were extended to end on January 19, 2028 and December 31, 2029, respectively.

The Partnership's properties are commercial, single-tenant buildings. The Jared Jewelry store in Auburn Hills, Michigan was constructed in 1999 and acquired in 2005. The Best Buy store in Eau Claire, Wisconsin was constructed in 1990, renovated in 1997 and acquired in 2008. The Dollar Tree store in Cincinnati, Ohio was constructed in 2015 and acquired in 2016. The Advance Auto store in Chelsea, Alabama was constructed in 2006 and acquired in 2021. The Memorial Hospital in Diamondhead, Mississippi was constructed in 2008 and acquired in 2022. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2023 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$280,993	$1,185,055	$1,466,048	$898,649
Best Buy, Eau Claire, WI	2,068,739	4,988,357	7,057,096	1,915,949
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	395,926
Advance Auto, Chelsea, AL	420,654	1,226,345	1,646,999	128,767
Memorial Hospital, Diamondhead, MS	322,410	1,175,588	1,497,998	82,292
	$3,447,796	$9,825,615	$13,273,411	$3,421,583

For the years ended December 31, 2023 and 2022, the Partnership recognized depreciation expense of $393,025 and $348,206, respectively.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2023		2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 49 and 61 months, respectively)	$864,490	$387,375	$864,490	$268,098

Acquired Below-Market Lease Intangibles (weighted average life of 25 and 37 months, respectively)	$80,404	$63,513	$80,404	$55,405

For the years ended December 31, 2023 and 2022, the value of in-place lease intangibles amortized to expense was $119,277 and $91,464, and the increase to rental income for below-market leases was $8,108, respectively. For lease intangibles not held for sale as of December 31, 2023, the estimated amortization expense is $119,277 for each of the next two succeeding years, $92,930 for the year ended December 31, 2026, $83,514 for the year ended December 31, 2027 and $15,362    for the year ended December 31, 2028. The estimated increase to rental income for below-market leases is $8,108 for each of the next two succeeding years and $675 for the year ended December 31, 2026.

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
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

On May 11, 2022, the Partnership purchased an additional 46% interest in the Best Buy store in Eau Claire, Wisconsin for $3,726,043 from AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership. The purchase price of the property was based upon the property’s fair market value as determined by an independent third party, commercial property appraiser. The property interest became available because AEI Income & Growth Fund 26 LLC was in the process of liquidating its property portfolio. The Partnership now owns 100% interest in the property. The Partnership allocated $306,653 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The annual rent for the additional 46% interest that was purchased is $240,432.

For properties owned as of December 31, 2023, the minimum future rent payments required by the leases are as follows:
2024	$991,773
2025	993,878
2026	874,806
2027	810,512
2028	243,590
Thereafter	408,060
$4,322,619

There were no contingent rents recognized in 2023 and 2022.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2023	2022

Sterling Jewelers Inc.	$105,560	$130,736
Best Buy Stores, L.P.	548,318	436,062
Dollar Tree Stores, Inc.	130,277	130,277
Advance Auto Parts, Inc.	110,000	110,000
Memorial Hospital	103,179	0
Aggregate rental income of major tenants	$997,334	$807,075
Aggregate rental income of major tenants as a percentage of total rental income	100%	90%

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(6)  Partners’ Capital –

For the years ended December 31, 2023 and 2022, the Partnership declared distributions of $692,933 and $690,407, respectively. The Limited Partners were allocated distributions of $686,004 and $683,503 and the General Partners were allocated distributions of $6,929 and $6,904 for the years ended December 31, 2023 and 2022, respectively. The Limited Partners' distributions represented $40.17 and $39.82 per Limited Partnership Unit outstanding using 17,077 and 17,165 weighted average Units in 2023 and 2022, respectively. The distributions represented $40.17 and $39.82 per Unit of Net Income and $0 and $0 per Unit of contributed capital in 2023 and 2022, respectively.

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

During 2023, the Partnership did not repurchase any units. On April 1, 2022, the Partnership repurchased a total of 352.29 Units for $266,947 from 30 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,696 in 2022.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2023	2022

Net Income for Financial Reporting Purposes	$241,882	$1,531,185

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	227,564	179,184

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(1,268,078)
Taxable Income to Partners	$469,446	$442,291

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(6)  Income Taxes – (Continued)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2023	2022

Partners' Capital for Financial Reporting Purposes	$10,218,116	$10,669,167

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	428,216	200,652

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$13,854,375	$14,077,862

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

(b)  Internal Control Over Financial Reporting.

ITEM 9A. CONTROLS AND PROCEDURES. (Continued)

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo of Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM,  and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Marni J. Nygard, Esq., age 49, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 60, is Chief Operations Officer and has held this position since August 1,  2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Keith E. Petersen, CPA (inactive), age 49, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2023. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2023 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2024:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2023 and 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

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

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2023, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2023.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2023

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,045,009

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,038,831

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,426,478

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2023

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$325,868
General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$126,659

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2023 and 2022:

Fee Category	2023	2022

Audit Fees	$23,825	$22,950
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$23,825	$22,950

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. (Continued)

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 21, 2024	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 21, 2024
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 21, 2024
Keith E. Petersen	(Principal Accounting Officer)