Form 10-Q
period 2024-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2024-05-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2024

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

As of May 15, 2024, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2024 and December 31, 2023	3

	Statements for the Periods ended March 31, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$163,290	$180,560

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(3,937,034)	(3,808,959)
Real Estate Held for Investment, Net	10,200,867	10,328,942
Total Assets	$10,364,157	$10,509,502

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$76,568	$101,262
Distributions Payable	173,233	173,233
Total Current Liabilities	249,801	274,495

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	14,864	16,891

Partners’ Capital :
General Partners	6,915	8,101
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 3/31/2024 and 12/31/2023	10,092,577	10,210,015
Total Partners' Capital	10,099,492	10,218,116
Total Liabilities and Partners' Capital	$10,364,157	$10,509,502

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2024	2023

Rental Income	$249,753	$248,758

Expenses:
Partnership Administration – Affiliates	45,803	44,065
Partnership Administration and Property Management – Unrelated Parties	22,135	27,753
Depreciation and Amortization	128,075	128,075
Total Expenses	196,013	199,893

Operating Income	53,740	48,865

Other Income:
Interest Income	869	512

Net Income	$54,609	$49,377

Net Income Allocated:
General Partners	$546	$494
Limited Partners	54,063	48,883
Total	$54,609	$49,377

Net Income per Limited Partnership Unit	$3.17	$2.86

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2024	2023
Cash Flows from Operating Activities:
Net Income	$54,609	$49,377

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	126,048	126,048
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(24,694)	(43,228)
Increase (Decrease) in Unearned Rent	0	9,166
Total Adjustments	101,354	91,986
Net Cash Provided By Operating Activities	155,963	141,363

Cash Flows from Financing Activities:
Distributions Paid to Partners	(173,233)	(173,233)

Net Decrease in Cash	(17,270)	(31,870)

Cash, beginning of period	180,560	194,869

Cash, end of period	$163,290	$162,999

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	494	48,883	49,377

Balance, March 31, 2023	$11,373	$10,533,938	$10,545,311	17,076.71

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	546	54,063	54,609

Balance, March 31, 2024	$6,915	$10,092,577	$10,099,492	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2024
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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial positions, results of operations and cash flows.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners’ Capital –

For the three months ended March 31, 2024 and 2023, the Partnership declared distributions of $173,233. The Limited Partners were allocated distributions of $171,501 and the General Partners were allocated distributions of $1,732 for the periods ended March 31, 2024 and 2023. The Limited Partners' declared distributions represented $10.04 per Limited Partnership Unit outstanding using 17,077 weighted average Units in 2024 and 2023. The declared distributions represented $3.17 and $2.86 per Unit of Net Income and $6.87 and $7.18 per Unit of contributed capital in 2024 and 2023, respectively.

(6)  Fair Value Measurements –

As of March 31, 2024 and December 31, 2023, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with US GAAP. Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods. It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, would be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the Managing General Partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Results of Operations

For the three months ended March 31, 2024 and 2023, the Partnership recognized rental income of $249,753 and $248,758, respectively. In 2024, rental income increased due to two properties with rent increases in 2023. Based on the scheduled rent for the properties owned as of April 30, 2024, the Partnership expects to recognize rental income of approximately $1,000,000 in 2024.

For the three months ended March 31, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $45,803 and $44,065, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,135 and $27,753, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2024 and 2023, the Partnership recognized interest income of $869 and $512, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2024 and 2023, the Partnership's cash balances decreased $17,270 and $31,870, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $141,363 in 2023 to $155,963 in 2024 as a result of an increase in total rental income, a decrease in Partnership administration and property management expenses and net timing differences in the collection of payments from tenants in 2024.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2024 and 2023, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2024 and 2023, the Partnership declared distributions of $173,233, which are to be distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $171,501 and the General Partners were allocated distributions of $1,732 for the periods ended March 31, 2024 and 2023.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2024	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)