Form 10-Q
period 2024-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2024-08-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2024

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

As of July 31, 2024, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2024 and December 31, 2023	3

	Statements for the Periods ended June 30, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$160,662	$180,560

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(4,065,108)	(3,808,959)
Real Estate Held for Investment, Net	10,072,793	10,328,942
Total Assets	$10,233,455	$10,509,502
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$69,307	$101,262
Distributions Payable	173,233	173,233
Unearned Rent	9,167	0
Total Current Liabilities	251,707	274,495

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	12,837	16,891

Partners’ Capital :
General Partners	5,610	8,101
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 6/30/2024 and 12/31/2023	9,963,301	10,210,015
Total Partners' Capital	9,968,911	10,218,116
Total Liabilities and Partners' Capital	$10,233,455	$10,509,502

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Rental Income	$249,753	$249,241	$499,506	$497,999

Expenses:
Partnership Administration – Affiliates	39,645	40,807	85,448	84,872
Partnership Administration and Property Management – Unrelated Parties	40,266	25,259	62,401	53,012
Depreciation and Amortization	128,076	128,076	256,151	256,151
Total Expenses	207,987	194,142	404,000	394,035

Operating Income	41,766	55,099	95,506	103,964

Other Income:
Interest Income	886	777	1,755	1,289

Net Income	$42,652	$55,876	$97,261	$105,253

Net Income Allocated:
General Partners	$427	$559	$973	$1,053
Limited Partners	42,225	55,317	96,288	104,200
Total	$42,652	$55,876	$97,261	$105,253

Net Income per Limited Partnership Unit	$2.47	$3.24	$5.64	$6.10

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077	17,077	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2024	2023
Cash Flows from Operating Activities:
Net Income	$97,261	$105,253

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	252,095	252,097
Decrease in Payable to AEI Fund Management, Inc.	(31,955)	(18,041)
Increase in Unearned Rent	9,167	54,899
Total Adjustments	229,307	288,955
Net Cash Provided By Operating Activities	326,568	394,208

Cash Flows from Financing Activities:
Distributions Paid to Partners	(346,466)	(346,466)

Net Increase (Decrease) in Cash	(19,898)	47,742

Cash, beginning of period	180,560	194,869

Cash, end of period	$160,662	$242,611

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	494	48,883	49,377

Balance, March 31, 2023	11,373	10,533,938	10,545,311	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	559	55,317	55,876

Balance, June 30, 2023	$10,200	$10,417,754	$10,427,954	17,076.71

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	546	54,063	54,609

Balance, March 31, 2024	6,915	10,092,577	10,099,492	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	427	42,225	42,652

Balance, June 30, 2024	$5,610	$9,963,301	$9,968,911	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2024
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

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership’s operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo Patricia Johnson and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(5)  Partners’ Capital –

For the six months ended June 30, 2024 and 2023, the Partnership declared distributions of $346,466. The Limited Partners were allocated distributions of $343,002 and the General Partners were allocated distributions of $3,464 for the periods ended June 30, 2024 and 2023. The Limited Partners' declared distributions represented $20.09 per Limited Partnership Unit outstanding using 17,077 weighted average Units in 2024 and 2023. The declared distributions represented $20.09 and $6.10 per Unit of Net Income and $0 and $13.99 per Unit of contributed capital in 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

(6)  Fair Value Measurements –

As of June 30, 2024 and December 31, 2023, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2024 and 2023, the Partnership recognized rental income of $499,506 and $497,999, respectively. In 2024, rental income increased due to two properties with rent increases in 2023. Based on the scheduled rent for the properties owned as of July 31, 2024, the Partnership expects to recognize rental income of approximately $1,000,000 in 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $85,448 and $84,872, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $62,401 and $53,012, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2024 and 2023, the Partnership recognized interest income of $1,755 and $1,289, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2024, the Partnership’s cash balances decreased $19,898 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2023, the Partnership’s cash balances increased $47,742 as a result of cash generated from operating activities in excess of distributions paid to Partners.

Net cash provided by operating activities decreased from $394,208 in 2023 to $326,568 in 2024 as a result of net timing differences in the collection of payments from tenants and the payment of expenses and an increase in Partnership administration and property management expenses, which was partially offset by an increase in total rental and interest income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2024 and 2023, the Partnership declared distributions of $346,466, which are to be distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $343,002 and the General Partners were allocated declared distributions of $3,464 for the periods ended June 30, 2024 and 2023.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the six months ended June 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 12, 2024	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)