Form 10-Q
period 2024-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2024-11-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2024

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

As of October 31, 2024, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Statements for the Periods ended September 30, 2024 and 2023:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$194,703	$180,560

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(4,193,185)	(3,808,959)
Real Estate Held for Investment, Net	9,944,716	10,328,942
Total Assets	$10,139,419	$10,509,502

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,164	$101,262
Distributions Payable	173,233	173,233
Unearned Rent	56	0
Total Current Liabilities	252,453	274,495

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	10,809	16,891

Partners’ Capital :
General Partners	4,682	8,101
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 9/30/2024 and 12/31/2023	9,871,475	10,210,015
Total Partners' Capital	9,876,157	10,218,116
Total Liabilities and Partners' Capital	$10,139,419	$10,509,502

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Rental Income	$250,044	$249,582	$749,550	$747,581

Expenses:
Partnership Administration – Affiliates	35,681	38,348	121,129	123,220
Partnership Administration and Property Management – Unrelated Parties	6,749	16,837	69,150	69,849
Depreciation and Amortization	128,075	128,075	384,226	384,226
Total Expenses	170,505	183,260	574,505	577,295

Operating Income	79,539	66,322	175,045	170,286

Other Income:
Interest Income	940	910	2,695	2,199

Net Income	$80,479	$67,232	$177,740	$172,485

Net Income Allocated:
General Partners	$804	$672	$1,777	$1,725
Limited Partners	79,675	66,560	175,963	170,760
Total	$80,479	$67,232	$177,740	$172,485

Net Income per Limited Partnership Unit	$4.67	$3.90	$10.30	$10.00

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077	17,077	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.
AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2024	2023
Cash Flows from Operating Activities:
Net Income	$177,740	$172,485

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	378,144	378,143
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(22,098)	(28,233)
Increase (Decrease) in Unearned Rent	56	9,167
Total Adjustments	356,102	359,077
Net Cash Provided By Operating Activities	533,842	531,562

Cash Flows from Financing Activities:
Distributions Paid to Partners	(519,699)	(519,699)

Net Increase in Cash	14,143	11,863

Cash, beginning of period	180,560	194,869

Cash, end of period	$194,703	$206,732

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	494	48,883	49,377

Balance, March 31, 2023	11,373	10,533,938	10,545,311	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	559	55,317	55,876

Balance, June 30, 2023	10,200	10,417,754	10,427,954	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	672	66,560	67,232

Balance, September 30, 2023	$9,140	$10,312,813	$10,321,953	17,076.71

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	546	54,063	54,609

Balance, March 31, 2024	6,915	10,092,577	10,099,492	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	427	42,225	42,652

Balance, June 30, 2024	5,610	9,963,301	9,968,911	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	804	79,675	80,479

Balance, September 30, 2024	$4,682	$9,871,475	$9,876,157	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

(5)  Partners’ Capital –

For the nine months ended September 30, 2024 and 2023, the Partnership declared distributions of $519,699. The Limited Partners were allocated distributions of $514,503 and the General Partners were allocated distributions of $5,196 for the periods ended September 30, 2024 and 2023. The Limited Partners' distributions represented $30.13 per Limited Partnership Unit outstanding using 17,077 weighted average Units in 2024 and 2023. The distributions represented $30.13 and $30.13 per Unit of Net Income and $0 and $0 per Unit of contributed capital in 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

(6)  Fair Value Measurements –

As of September 30, 2024 and December 31, 2023, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2024 and 2023, the Partnership recognized rental income of $749,550 and $747,581, respectively. In 2024, rental income increased due to a property with a rent increase in both August 2023 and August 2024. Based on the scheduled rent for the properties owned as of October 31, 2024, the Partnership expects to recognize rental income of approximately $1,000,000 in 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $121,129 and $123,220, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,150 and $69,849, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2024 and 2023, the Partnership recognized interest income of $2,695 and $2,199, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2024 and 2023, the Partnership's cash balances increased $14,143 and $11,863, respectively, as a result of cash generated from operating activities in excess of distributions paid to Partners.

Net cash provided by operating activities increased from $531,562 in 2023 to $533,842 in 2024 as a result of an increase in total rental income and a decrease in Partnership administration and property management expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2024 and 2023, the Partnership declared distributions of $519,699, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $514,503 and the General Partners were allocated declared distributions of $5,196 for the periods ended September 30, 2024 and 2023.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the nine months ended September 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2024	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)