Form 10-K
period 2024-12-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2025-03-28
CIK 931755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2024
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
☐ Yes    ☒ No

As of June 30, 2024, there were 17,076.71 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $17,076,710.

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

The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased ten properties, including partial interests in seven properties, at a total cost of $19,686,525. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under net leases.

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

Property Activity During the Last Three Years

As of December 31, 2021, the Partnership owned interests in five properties with a total cost of $10,708,539. During the year ended December 31, 2022, the Partnership sold one property interest and received net sale proceeds of $2,450,634, which resulted in a net gain of $1,268,078. During the year ended December 31, 2022, the Partnership expended $5,338,093 to purchase two additional property interests, one of which was related to an existing property, as it reinvested cash generated from property sales. As of December 31, 2024, the Partnership owned interests in five properties with a total cost of $14,057,497.

Major Tenants

During 2024, five tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants in aggregate contributed 100% of total rental income in 2024. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2025. Any failure of these major tenants could materially affect the Partnership’s net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (the “Management Company”), an affiliate of AFM. The Management Company made reductions to the employee headcount in 2024, which in turn resulted in expense reductions in compensation plans and employee benefit plans.

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

ITEM 1C. CYBERSECURITY.

In the past three years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the Entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2024.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Jared Jewelry Store Auburn Hills, MI (40%)	1/14/05	$1,466,048		Sterling Jewelers Inc.	$105,560	$45.82

Best Buy Store Eau Claire, WI	1/31/08	$7,057,096		Best Buy Stores, L.P.	$548,801	$11.58

Dollar Tree Cincinnati, OH	2/3/16	$1,809,915	(1)	Dollar Tree Stores, Inc.	$122,169	$12.28

Advance Auto Chelsea, AL	5/14/21	$1,760,000		Advance Auto Parts Inc.	$110,000	$15.71

Memorial Hospital Diamondhead, MS (40%)	3/22/22	$1,580,000		Memorial Hospital at Gulfport, Inc.	$106,460	$9.22

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The lease for the Jared Jewelry store in Auburn Hills, Michigan was extended to end on December 31, 2029.

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

At December 31, 2024, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2024, there were 945 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $6,929 were declared to the General Partners and $686,004 were declared to the Limited Partners for 2024 and 2023. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined in the Partnership Agreement, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 2% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2024, the Partnership did not purchase any Units.

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

At December 31, 2024, the estimated value of the Partnership's Units was $767 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2024. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2024 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31:

	December 31, 2024	December 31, 2023
Properties	$13,313,000	$13,847,000
Cash	195,000	207,000
Liabilities	(270,000)	(323,000)
Value attributable to the interest of the General Partners	(132,000)	(138,000)
Value attributable to the interest of the Limited Partners	$13,106,000	$13,593,000
Limited Partnership Units outstanding	17,076.71	17,076.71

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Allocation of Expenses

The Management Company allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs. They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

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

Results of Operations

For the years ended December 31, 2024 and 2023, the Partnership recognized rental income of $999,825 and $997,334, respectively. In 2024, rental income increased due rent increases on two properties in 2024. Based on the scheduled rent for the properties owned as of February 28, 2025, the Partnership expects to recognize rental income of approximately $1,002,000 in 2025.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $156,179 and $162,933, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $74,777 and $83,356, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In November 2023, the Partnership entered into an agreement with the tenant of the Jared Jewelry Store in Auburn Hills, Michigan to extend the lease term 5 years commencing on January 1, 2025 and expiring on December 31, 2029. As part of the agreement, the annual rent stays flat at $105,560.

For the years ended December 31, 2024 and 2023, the Partnership recognized interest income of $3,823 and $3,139, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2024, the Partnership's cash balance increased $59,499 primarily as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the year ended December 31, 2023, the Partnership's cash balance decreased $14,309 primarily as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $678,624 in 2023 to $752,432 in 2024 as a result of an increase in total rental income and a decrease in Partnership administration and property management expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2024 and 2023, the Partnership did not sell or invest in real estate.

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

For the years ended December 31, 2024 and 2023, the Partnership declared distributions of $692,933, which are to be allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $686,004 and the General Partners were allocated declared distributions of $6,929 for the years ended December 31, 2024 and 2023.

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

During 2024 and 2023, the Partnership did not repurchase any units.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	17 – 18

Balance Sheets as of December 31, 2024 and 2023	19

Statements for the Years Ended December 31, 2024 and 2023:

Income	20

Cash Flows	21

Changes in Partners’ Capital	22

Notes to Financial Statements	23 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXI Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXI Limited Partnership (a Minnesota limited partnership) (the "Partnership”) as of December 31, 2024 and 2023, and the related statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 28, 2025

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2024	2023
Current Assets:
Cash	$240,059	$180,560
Total Current Assets	240,059	180,560

Real Estate Investments:
Land	3,447,796	3,447,796
Buildings	9,825,615	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	14,137,901	14,137,901
Accumulated Depreciation and Amortization	(4,321,261)	(3,808,959)
Real Estate Held for Investment, Net	9,816,640	10,328,942
Total Assets	$10,056,699	$10,509,502

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$89,055	$101,262
Distributions Payable	173,233	173,233
Unearned Rent	55	0
Total Current Liabilities	262,343	274,495

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	8,783	16,891

Partners’ Capital:
General Partners	3,776	8,101
Limited Partners – 24,000 Units authorized; 17,077 Units issued and outstanding as of December 31, 2024 and 2023	9,781,797	10,210,015
Total Partners' Capital	9,785,573	10,218,116
Total Liabilities and Partners' Capital	$10,056,699	$10,509,502

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2024	2023

Rental Income	$999,825	$997,334

Expenses:
Partnership Administration – Affiliates	156,179	162,933
Partnership Administration and Property Management – Unrelated Parties	74,777	83,356
Depreciation and Amortization	512,302	512,302
Total Expenses	743,258	758,591

Operating Income	256,567	238,743

Other Income:
Interest Income	3,823	3,139

Net Income	$260,390	$241,882

Net Income Allocated:
General Partners	$2,604	$2,419
Limited Partners	257,786	239,463
Total	$260,390	$241,882

Net Income per Limited Partnership Unit:	$15.10	$14.02

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2024	2023

Cash Flows from Operating Activities:
Net Income	$260,390	$241,882

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	504,194	504,194
Increase (Decrease) in Unearned Rent	55	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(12,207)	(67,452)
Total Adjustments	492,042	436,742
Net Cash Provided By (Used For) Operating Activities	752,432	678,624

Cash Flows from Financing Activities:
Distributions Paid to Partners	(692,933)	(692,933)
Net Cash Provided By (Used For) Financing Activities	(692,933)	(692,933)

Net Increase (Decrease) in Cash	59,499	(14,309)

Cash, beginning of year	180,560	194,869

Cash, end of year	$240,059	$180,560

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$12,611	$10,656,556	$10,669,167	17,076.71

Distributions Declared	(6,929)	(686,004)	(692,933)

Net Income	2,419	239,463	241,882

Balance, December 31, 2023	8,101	10,210,015	10,218,116	17,076.71

Distributions Declared	(6,929)	(686,004)	(692,933)

Net Income	2,604	257,786	260,390

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

During operations, any Net Cash Flow, as defined in the Partnership Agreement, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

Any Net Proceeds of Sale, as defined in the Partnership Agreement, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 10% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow;  (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

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
DECEMBER 31, 2024 AND 2023

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale, the allocation of overhead expenses, and the allocation of purchase price of real estate assets and intangible assets.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Partnership performs ongoing credit evaluations of its tenants’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off. The Partnership did not have an opening balance of rent receivables as of January 1, 2023.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the Partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2021, and with few exceptions, is no longer subject to state tax examinations for tax years before 2021.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For unearned rent, the Partnership records a current liability for any amounts received but not yet earned. The Partnership did not have an opening balance of unearned rent as of January 1,2023. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 25 years. Intangible lease assets are amortized using the straight-line method for financial reporting purposes over the remaining life of the lease.

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2024 and 2023.

Fair Value Measurements

Fair value, as defined by US GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. US GAAP establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

As of December 31, 2024 and 2023, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2024 and 2023.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments. The Partnership has a single reportable segment based on the nature of its services and regulatory environment under which it operates. The nature of business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Partnership’s Chief Operating Decision Maker is the General Partners.

The Partnership adopted the standard as of January 1, 2024. The adoption did not have a material impact on the Partnership’s financial statements.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Jared Jewelry store in Auburn Hills, Michigan (40% – AEI Income & Growth Fund 25 LLC) and Memorial Hospital in Diamondhead, Mississippi (40% - AEI Net Lease Income Fund 36 LP).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2024	2023

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$156,179	$162,933

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$74,777	$83,356

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$0

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(3)  Related Party Transactions – (Continued)

The payable to AEI represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 10 to 18 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The lease for the Jared Jewelry store in Auburn Hills, Michigan was extended on November 9, 2023 to have an end date of December 31, 2029.

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2024 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Jared Jewelry, Auburn Hills, MI	$280,993	$1,185,055	$1,466,048	$946,051
Best Buy, Eau Claire, WI	2,068,739	4,988,357	7,057,096	2,115,484
Dollar Tree, Cincinnati, OH	355,000	1,250,270	1,605,270	445,937
Advance Auto, Chelsea, AL	420,654	1,226,345	1,646,999	177,821
Memorial Hospital, Diamondhead, MS	322,410	1,175,588	1,497,998	129,315
	$3,447,796	$9,825,615	$13,273,411	$3,814,608

For the years ended December 31, 2024 and 2023, the Partnership recognized depreciation expense of $393,025.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2024		2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Acquired Intangible Lease Assets (in-place lease intangibles with a weighted average life of 37 and 49 months, respectively)	$864,490	$506,653	$864,490	$387,376

Acquired Below-Market Lease Intangibles (weighted average life of 13 and 25 months, respectively)	$80,404	$71,621	$80,404	$63,513

For the years ended December 31, 2024 and 2023, the value of in-place lease intangibles amortized to expense was $119,277, and the increase to rental income for below-market leases was $8,108. For lease intangibles not held for sale as of December 31, 2024, the estimated amortization expense is $119,277 for the next succeeding year, $92,930 for the year ended December 31, 2026, $83,514 for the year ended December 31, 2027, $19,871 for the year ended December 31, 2028, and $15,362 for the year ended December 31, 2029. The estimated increase to rental income for below-market leases is $8,108 for the next succeeding year and $675 for the year ended December 31, 2026.

For properties owned as of December 31, 2024, the minimum future rent payments required by the leases are as follows:
2025	$993,830
2026	883,988
2027	831,425
2028	243,590
2029	215,560
Thereafter	192,500
$3,360,893

There were no contingent rents recognized in 2024 and 2023.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2024	2023

Sterling Jewelers Inc.	$105,560	$105,560
Best Buy Stores, L.P.	548,801	548,318
Dollar Tree Stores, Inc.	130,277	130,277
Advance Auto Parts, Inc.	110,000	110,000
Memorial Hospital	105,187	103,179
Aggregate rental income of major tenants	$999,825	$997,334
Aggregate rental income of major tenants as a percentage of total rental income	100%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2024 and 2023, the Partnership declared distributions of $692,933. The Limited Partners were allocated distributions of $686,004 and the General Partners were allocated distributions of $6,929 for the years ended December 31, 2024 and 2023. The Limited Partners' declared distributions represented $40.17 per Limited Partnership Unit outstanding using 17,077 weighted average Units in 2024 and 2023. The declared distributions represented $40.17 per Unit of Net Income and $0 per Unit of contributed capital in 2024 and 2023.

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

During 2024 and 2023, the Partnership did not repurchase any units.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2024	2023

Net Income for Financial Reporting Purposes	$260,390	$241,882

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	233,390	227,564

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	55	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	0
Taxable Income to Partners	$493,835	$469,446

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2024	2023

Partners' Capital for Financial Reporting Purposes	$9,785,573	$10,218,116

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	661,661	428,216

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,208,043	3,208,043
Partners' Capital for Tax Reporting Purposes	$13,655,277	$13,854,375

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES. (Continued)

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was the previous Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 50, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 61, is Chief Operating Officer and has held this position since August 1,  2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner and operator of a Midwest grocery company.

Keith E. Petersen, CPA (inactive), age 50, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2024. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2024 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2025:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2024 and 2023.

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

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2024, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2024.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2024

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,400,000

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$877,000

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$1,045,009

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (August 22, 1994) To December 31, 2024

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$6,195,010
General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,426,478
General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$332,797
General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$126,659

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31:

Fee Category	2024	2023

Audit Fees	$19,500	$23,825
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,500	$23,825

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. (Continued)

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

AEI INCOME & GROWTH FUND XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2025	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 28, 2025
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 28, 2025
Keith E. Petersen	(Principal Accounting Officer)