Form 10-Q
period 2025-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2025-05-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2025

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

As of May 13, 2025, there were 15,980.83815 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2025 and December 31, 2024	3

	Statements for the Periods ended March 31, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$1,610,290	$240,059

Real Estate Investments:
Land	3,166,803	3,447,796
Buildings	8,640,560	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	14,137,901
Accumulated Depreciation and Amortization	(3,491,433)	(4,321,261)
Real Estate Held for Investment, Net	9,180,420	9,816,640
Total Assets	$10,790,710	$10,056,699

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$109,815	$89,055
Distributions Payable	173,233	173,233
Unearned Rent	9,223	55
Total Current Liabilities	292,271	262,343

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	6,756	8,783

Partners’ Capital :
General Partners	10,837	3,776
Limited Partners – 24,000 Units authorized; 17,076.71 Units issued and outstanding as of 3/31/2025 and 12/31/2024	10,480,846	9,781,797
Total Partners' Capital	10,491,683	9,785,573
Total Liabilities and Partners' Capital	$10,790,710	$10,056,699

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2025	2024

Rental Income	$249,991	$249,753

Expenses:
Partnership Administration – Affiliates	29,275	45,803
Partnership Administration and Property Management – Unrelated Parties	52,027	22,135
Depreciation and Amortization	116,225	128,075
Total Expenses	197,527	196,013

Operating Income	52,464	53,740

Other Income:
Gain on Sale of Real Estate	825,611	0
Interest Income	1,268	869
Total Other Income	826,879	869

Net Income	$879,343	$54,609

Net Income Allocated:
General Partners	$8,793	$546
Limited Partners	870,550	54,063
Total	$879,343	$54,609

Net Income per Limited Partnership Unit	$50.98	$3.17

Weighted Average Units Outstanding – Basic and Diluted	17,077	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2025	2024
Cash Flows from Operating Activities:
Net Income	$879,343	$54,609

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	114,197	126,048
Gain on Sale of Real Estate	(825,611)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	20,760	(24,694)
Increase (Decrease) in Unearned Rent	9,168	0
Total Adjustments	(681,486)	101,354
Net Cash Provided By Operating Activities	197,857	155,963

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,345,607	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(173,233)	(173,233)

Net Increase (Decrease) in Cash	1,370,231	(17,270)

Cash, beginning of period	240,059	180,560

Cash, end of period	$1,610,290	$163,290

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	546	54,063	54,609

Balance, March 31, 2024	$6,915	$10,092,577	$10,099,492	17,076.71

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	8,793	870,550	879,343

Balance, March 31, 2025	$10,837	$10,480,846	$10,491,683	17,076.71

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025
(unaudited)

(1) Basis of Presentation -

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership's financial position, results of operations and cash flows.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners’ Capital –

For the three months ended March 31, 2025 and 2024, the Partnership declared distributions of $173,233. The Limited Partners were allocated declared distributions of $171,501 and the General Partners were allocated declared distributions of $1,732 for the periods ended March 31, 2025 and 2024. The Limited Partners' declared distributions represented $10.04 per Limited Partnership Unit outstanding using 17,077 weighted average Units for the three months ended March 31, 2025 and 2024. The declared distributions represented $10.04 and $3.17 per Unit of Net Income and $0 and $6.87 per Unit of contributed capital for the three months ended March 31, 2025 and 2024, respectively.

(6)  Fair Value Measurements –

As of March 31, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Results of Operations

For the three months ended March 31, 2025 and 2024, the Partnership recognized rental income of $249,991 and $249,753, respectively. In 2025, rental income increased due to one property with a rent increase in 2025. Based on the scheduled rent for the properties owned as of April 30, 2025, the Partnership expects to recognize rental income of approximately $922,000 in 2025.

For the three months ended March 31, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $29,275 and $45,803, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to lower costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,027 and $22,135, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to the timing of tax and audit services.

For the three months ended March 31, 2025 and 2024, the Partnership recognized interest income of $1,268 and $869, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2025, the Partnership’s cash balance increased $1,370,231 primarily as a result of cash generated from the sale of one property in March 2025. During the three months ended March 31, 2024, the Partnership’s cash balance decreased $17,270 primarily as a result of distributions paid to Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $155,963 in 2024 to $197,857 in 2025 as a result of the timing of payments to AEI Fund Management, Inc. and net timing differences in the collection of payments from tenants in 2025.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607. During the three months ended March 31, 2024, the Partnership did not complete any property acquisitions or property sales.

In January 2025, the Partnership entered into an agreement to sell its 40% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. On March 31, 2025, the sale closed with the Partnership receiving net proceeds of $1,345,607, which resulted in a net gain of $825,611. At the time of sale, the cost basis of the property and related accumulated depreciation was $1,466,048 and $946,052, respectively.

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

For the three months ended March 31, 2025 and 2024, the Partnership declared distributions of $173,233, which are to be distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $171,501 and the General Partners were allocated declared distributions of $1,732 for the periods ended March 31, 2025 and 2024.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2025 and 2024, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2025	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)