Form 10-Q
period 2025-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2025-08-11
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2025

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

As of July 31, 2025, there were 15,980.84 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of June 30, 2025 and December 31, 2024	3

	Statements for the Periods ended June 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$790,382	$240,059

Real Estate Investments:
Land	3,166,803	3,447,796
Buildings	8,640,560	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	14,137,901
Accumulated Depreciation and Amortization	(3,607,658)	(4,321,261)
Real Estate Held for Investment, Net	9,064,195	9,816,640
Total Assets	$9,854,577	$10,056,699

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$91,069	$89,055
Distributions Payable	367,780	173,233
Unearned Rent	9,167	55
Total Current Liabilities	468,016	262,343

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	4,729	8,783

Partners’ Capital :
General Partner	8,171	3,776
Limited Partners – 24,000 Units authorized; 15,980.84 and 17,076.71 Units issued and outstanding as of 6/30/2025 and 12/31/2024, respectively	9,373,661	9,781,797
Total Partners' Capital	9,381,832	9,785,573
Total Liabilities and Partners' Capital	$9,854,577	$10,056,699

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Rental Income	$223,885	$249,753	$473,876	$499,506

Expenses:
Partnership Administration – Affiliates	28,575	39,645	57,850	85,448
Partnership Administration and Property Management – Unrelated Parties	30,970	40,266	82,997	62,401
Depreciation and Amortization	116,226	128,076	232,451	256,151
Total Expenses	175,771	207,987	373,298	404,000

Operating Income	48,114	41,766	100,578	95,506

Other Income:
Gain on Sale of Real Estate	0	0	825,611	0
Interest Income	5,118	886	6,386	1,755
Total Other Income	5,118	886	831,997	1,755

Net Income	$53,232	$42,652	$932,575	$97,261

Net Income Allocated:
General Partner	$8,965	$427	$17,758	$973
Limited Partners	44,267	42,225	914,817	96,288
Total	$53,232	$42,652	$932,575	$97,261

Net Income per Limited Partnership Unit	$2.77	$2.47	$55.35	$5.64

Weighted Average Units Outstanding – Basic and Diluted	15,981	17,077	16,529	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2025	2024
Cash Flows from Operating Activities:
Net Income	$932,575	$97,261

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	228,395	252,095
Gain on Sale of Real Estate	(825,611)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	2,014	(31,955)
Increase (Decrease) in Unearned Rent	9,112	9,167
Total Adjustments	(586,090)	229,307
Net Cash Provided By Operating Activities	346,485	326,568

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,345,607	0

Cash Flows from Financing Activities:
Repurchase of Partnership Units	(795,303)	0
Distributions Paid to Partners	(346,466)	(346,466)
Net Cash Used For Financing Activities	(1,141,769)	(346,466)

Net Increase (Decrease) in Cash	550,323	(19,898)

Cash, beginning of period	240,059	180,560

Cash, end of period	$790,382	$160,662

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	546	54,063	54,609

Balance, March 31, 2024	6,915	10,092,577	10,099,492	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	427	42,225	42,652

Balance, June 30, 2024	$5,610	$9,963,301	$9,968,911	17,076.71

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	8,793	870,550	879,343

Balance, March 31, 2025	10,837	10,480,846	10,491,683	17,076.71

Distributions Declared	(3,678)	(364,102)	(367,780)

Repurchase of Partnership Units	(7,953)	(787,350)	(795,303)	(1,095.87)

Net Income	8,965	44,267	53,232

Balance, June 30, 2025	$8,171	$9,373,661	$9,381,832	15,980.84

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025
(unaudited)

(1) Basis of Presentation -

The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited financial statements. The adjustments made to these condensed financial statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

(4)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners’ Capital –

For the six months ended June 30, 2025 and 2024, the Partnership declared distributions of $541,013 and $346,466, respectively. The Limited Partners were allocated declared distributions of $535,603 and $343,002 and the General Partner was allocated declared distributions of $5,410 and $3,464 for the periods ended June 30, 2025 and 2024, respectively. The Limited Partners' declared distributions represented $32.40 and $20.09 per Limited Partnership Unit outstanding using 16,529 and 17,077 weighted average Units for the six months ended June 30, 2025 and 2024, respectively. The declared distributions represented $32.40 and $20.09 per Unit of Net Income and $0 per Unit of contributed capital for the six months ended June 30, 2025 and 2024, respectively.

On April 1, 2025, the Partnership repurchased a total of 1,095.87 Units for $787,350 from 45 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $7,953 in the second quarter of 2025. During the six months ended June 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

(6)  Fair Value Measurements –

As of June 30, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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
—
resolution by the General Partner of conflicts with which they may be confronted;
—
the success of the General Partner of locating properties with favorable risk return characteristics;
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

Results of Operations

For the six months ended June 30, 2025 and 2024, the Partnership recognized rental income of $473,876 and $499,506, respectively. In 2025, rental income decreased due to one property sale in March 2025, which was partially offset by one existing property with a rent increase in 2025. Based on the scheduled rent for the properties owned as of July 31, 2025, the Partnership expects to recognize rental income of approximately $922,000 in 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $57,850 and $85,448, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $82,997 and $62,401, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

For the six months ended June 30, 2025 and 2024, the Partnership recognized interest income of $6,386 and $1,755, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2025, the Partnership’s cash balances increased $550,323 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the six months ended June 30, 2024, the Partnership’s cash balances decreased $19,898 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $326,568 in 2024 to $346,485 in 2025 as a result of the timing of payments to AEI Fund Management, Inc. and an increase in interest income, which was partially offset by a decrease in total rental income.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607. During the six months ended June 30, 2024, the Partnership did not complete any property acquisitions or property sales.

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

For the six months ended June 30, 2025 and 2024, the Partnership declared distributions of $541,013 and $346,466, which are to be distributed 99% to the Limited Partners and 1% to the General Partner, respectively. The Limited Partners were allocated declared distributions of $535,603 and $343,002 and the General Partner was allocated declared distributions of $5,410 and $3,464 for the periods ended June 30, 2025 and 2024, respectively.

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

On April 1, 2025, the Partnership repurchased a total of 1,095.87 Units for $787,350 from 45 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $7,953 in 2025. During the six months ended June 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. On April 1, 2025, the Partnership repurchased 1,095.87 Units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/25 to 4/30/25	1,095.87	$718.47	8,019.17 (1)	(2)

5/1/25 to 5/31/25	--	--	--	--

6/1/25 to 6/30/25	--	--	--	--

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

Dated: August 11, 2025	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)