Form 10-Q
period 2025-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2025-11-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2025

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

As of October 31, 2025, there were 15,970.838 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Statements for the Periods ended September 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$585,421	$240,059

Real Estate Investments:
Land	3,166,803	3,447,796
Buildings	8,640,560	9,825,615
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	14,137,901
Accumulated Depreciation and Amortization	(3,723,882)	(4,321,261)
Real Estate Held for Investment, Net	8,947,971	9,816,640
Total Assets	$9,533,392	$10,056,699

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$75,366	$89,055
Distributions Payable	165,758	173,233
Unearned Rent	0	55
Total Current Liabilities	241,124	262,343

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	2,702	8,783

Partners’ Capital :
General Partner	8,162	3,776
Limited Partners – 24,000 Units authorized; 15,980.84 and 17,076.71 Units issued and outstanding as of 9/30/2025 and 12/31/2024, respectively	9,281,404	9,781,797
Total Partners' Capital	9,289,566	9,785,573
Total Liabilities and Partners' Capital	$9,533,392	$10,056,699

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Rental Income	$224,062	$250,044	$697,938	$749,550

Expenses:
Partnership Administration – Affiliates	28,318	35,681	86,168	121,129
Partnership Administration and Property Management – Unrelated Parties	9,358	6,749	92,355	69,150
Depreciation and Amortization	116,222	128,075	348,673	384,226
Total Expenses	153,898	170,505	527,196	574,505

Operating Income	70,164	79,539	170,742	175,045

Other Income:
Gain on Sale of Real Estate	0	0	825,611	0
Interest Income	3,328	940	9,714	2,695
Total Other Income	3,328	940	835,325	2,695

Net Income	$73,492	$80,479	$1,006,067	$177,740

Net Income Allocated:
General Partner	$1,649	$804	$19,407	$1,777
Limited Partners	71,843	79,675	986,660	175,963
Total	$73,492	$80,479	$1,006,067	$177,740

Net Income per Limited Partnership Unit	$4.50	$4.67	$60.36	$10.30

Weighted Average Units Outstanding – Basic and Diluted	15,981	17,077	16,346	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2025	2024
Cash Flows from Operating Activities:
Net Income	$1,006,067	$177,740

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	342,592	378,144
Gain on Sale of Real Estate	(825,611)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(13,689)	(22,098)
Increase (Decrease) in Unearned Rent	(55)	56
Total Adjustments	(496,763)	356,102
Net Cash Provided By Operating Activities	509,304	533,842

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,345,607	0

Cash Flows from Financing Activities:
Repurchase of Partnership Units	(795,303)	0
Distributions Paid to Partners	(714,246)	(519,699)
Net Cash Used For Financing Activities	(1,509,549)	(519,699)

Net Increase in Cash	345,362	14,143

Cash, beginning of period	240,059	180,560

Cash, end of period	$585,421	$194,703

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$8,101	$10,210,015	$10,218,116	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	546	54,063	54,609

Balance, March 31, 2024	6,915	10,092,577	10,099,492	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	427	42,225	42,652

Balance, June 30, 2024	5,610	9,963,301	9,968,911	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	804	79,675	80,479

Balance, September 30, 2024	$4,682	$9,871,475	$9,876,157	17,076.71

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	8,793	870,550	879,343

Balance, March 31, 2025	10,837	10,480,846	10,491,683	17,076.71

Distributions Declared	(3,678)	(364,102)	(367,780)
Repurchase of Partnership Units	(7,953)	(787,350)	(795,303)	(1,095.87)
Net Income	8,965	44,267	53,232

Balance, June 30, 2025	8,171	9,373,661	9,381,832	15,980.84

Distributions Declared	(1,658)	(164,100)	(165,758)
Net Income	1,649	71,843	73,492

Balance, September 30, 2025	$8,162	$9,281,404	$9,289,566	15,980.84

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

(4)  Real Estate Investments –

On March 31, 2025, the Partnership closed the sale of its 40% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. The Partnership received net proceeds of $1,345,607, which resulted in a net gain of $825,611. At the time of sale, the cost and related accumulated depreciation was $1,466,048 and $946,052, respectively.

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2025 and 2024, the Partnership declared distributions of $706,771 and $519,699, respectively. The Limited Partners were allocated declared distributions of $699,703 and $514,503 and the General Partner was allocated declared distributions of $7,068 and $5,196 for the periods ended September 30, 2025 and 2024, respectively. The Limited Partners' declared distributions represented $42.81 and $30.13 per Limited Partnership Unit outstanding using 16,346 and 17,077 weighted average Units in 2025 and 2024, respectively. The declared distributions represented $42.81 and $30.13 per Unit of Net Income and $0 and $0 per Unit of contributed capital in 2025 and 2024, respectively.

On April 1, 2025, the Partnership repurchased a total of 1,095.87 Units for $787,350 from 45 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $7,953 in the second quarter of 2025. During the nine months ended September 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of September 30, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2025 and 2024, the Partnership recognized rental income of $697,938 and $749,550, respectively. In 2025, rental income decreased due to one property sale in March 2025, which was partially offset by one existing property with a rent increase in 2025. Based on the scheduled rent for the properties owned as of October 31, 2025, the Partnership expects to recognize rental income of approximately $922,000 in 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $86,168 and $121,129, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $92,355 and $69,150, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

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

For the nine months ended September 30, 2025 and 2024, the Partnership recognized interest income of $9,714 and $2,695, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2025, the Partnership’s cash balances increased $345,362 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the nine months ended September 30, 2024, the Partnership’s cash balances increased $14,143 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $533,842 in 2024 to $509,304 in 2025 as a result of a decrease in total rental income, which was partially offset by a decrease in Partnership administration and property management expenses and timing of payments to AEI Fund Management, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607. During the nine months ended September 30, 2024, the Partnership did not complete any property acquisitions or property sales.

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

For the nine months ended September 30, 2025 and 2024, the Partnership declared distributions of $706,771 and $519,699, which were distributed 99% to the Limited Partners and 1% to the General Partner, respectively. The Limited Partners were allocated declared distributions of $699,703 and $514,503 and the General Partner was allocated declared distributions of $7,068 and $5,196 for the periods ended September 30, 2025 and 2024, respectively.

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

On April 1, 2025, the Partnership repurchased a total of 1,095.87 Units for $787,350 from 45 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $7,953 in 2025. During the nine months ended September 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, defined as the three months ended September 30, 2025, the Partnership did not purchase any Units.

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

Dated: November 12, 2025	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)