Form 10-Q
period 2026-03-31
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2026-05-13
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2026

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

As of May 13, 2026, there were 15,970.84 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of March 31, 2026 and December 31, 2025	3

	Statements for the Periods ended March 31, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$571,495	$611,817
Total Current Assets	571,495	611,817

Real Estate Investments:
Land	3,166,803	3,166,803
Buildings	8,640,560	8,640,560
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	12,671,853
Accumulated Depreciation and Amortization	(3,951,545)	(3,840,108)
Real Estate Held for Investment, Net	8,720,308	8,831,745
Total Assets	$9,291,803	$9,443,562

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$74,187	$106,782
Distributions Payable	165,698	165,698
Total Current Liabilities	239,885	272,480

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	675

Partners’ Capital:
General Partner	6,965	8,150
Limited Partners – 24,000 Units authorized; 15,971 Units issued and outstanding as of 3/31/2026 and 12/31/2025	9,044,953	9,162,257
Total Partners' Capital	9,051,918	9,170,407
Total Liabilities and Partners' Capital	$9,291,803	$9,443,562

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2026	2025

Rental Income	$223,896	$249,991

Expenses:
Partnership Administration – Affiliates	32,014	29,275
Partnership Administration and Property Management – Unrelated Parties	35,850	52,027
Depreciation and Amortization	111,436	116,225
Total Expenses	179,300	197,527

Operating Income	44,596	52,464

Other Income:
Gain on Sale of Real Estate	0	825,611
Interest Income	2,613	1,268
Total Other Income	2,613	826,879

Net Income	$47,209	$879,343

Net Income Allocated:
General Partner	$472	$8,793
Limited Partners	46,737	870,550
Total	$47,209	$879,343

Net Income per Limited Partnership Unit	$2.93	$50.98

Weighted Average Units Outstanding – Basic and Diluted	15,971	17,077

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2026	2025
Cash Flows from Operating Activities:
Net Income	$47,209	$879,343

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	110,762	114,197
Gain on Sale of Real Estate	0	(825,611)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(32,595)	20,760
Increase (Decrease) in Unearned Rent	0	9,168
Total Adjustments	78,167	(681,486)
Net Cash Provided By Operating Activities	125,376	197,857

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,345,607

Cash Flows from Financing Activities:
Distributions Paid to Partners	(165,698)	(173,233)

Net Increase (Decrease) in Cash	(40,322)	1,370,231

Cash, beginning of period	611,817	240,059

Cash, end of period	$571,495	$1,610,290

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	8,793	870,550	879,343

Balance, March 31, 2025	$10,837	$10,480,846	$10,491,683	17,076.71

Balance, December 31, 2025	$8,150	$9,162,257	$9,170,407	15,970.84

Distributions Declared	(1,657)	(164,041)	(165,698)

Net Income	472	46,737	47,209

Balance, March 31, 2026	$6,965	$9,044,953	$9,051,918	15,970.84

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026
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

(2)  Organization –

AEI Income & Growth Fund XXI Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership’s operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation (“ACC”). The Credit Trust fbo of Patricia Johnson and Patricia Johnson owned a majority interest in ACC, prior to the shares being equally transferred on March 10, 2026 to Marni Nygard and Paula Tillett. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

No new accounting standards issued or proposed by the Financial Accounting Standards Board are currently applicable to the Partnership or are expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

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

(6)  Partners’ Capital –

For the three months ended March 31, 2026 and 2025, the Partnership declared distributions of $165,698 and $173,233, respectively. The Limited Partners were allocated declared distributions of $164,041 and $171,501 and the General Partner was allocated declared distributions of $1,657 and $1,732 for the periods ended March 31, 2026 and 2025, respectively. The Limited Partners' declared distributions represented $10.27 and $10.04 per Limited Partnership Unit outstanding using 15,971 and 17,077 weighted average Units for the three months ended March 31, 2026 and 2025, respectively. The declared distributions represented $2.93 and $10.04 per Unit of Net Income and $7.34 and $0 per Unit of contributed capital for the three months ended March 31, 2026 and 2025, respectively.

(7)  Fair Value Measurements –

As of March 31, 2026 and December 31, 2025, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2026 and 2025, the Partnership recognized rental income of $223,896 and $249,991, respectively. In 2026, rental income decreased due to one property sale in March 2025, which was partially offset by two existing properties with a rent increase in 2026. Based on the scheduled rent for the properties owned as of April 30, 2026, the Partnership expects to recognize rental income of approximately $896,000 in 2026.

For the three months ended March 31, 2026 and 2025, the Partnership incurred Partnership administration expenses from affiliated parties of $32,014 and $29,275, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were higher in 2026, when compared to 2025, mainly due to higher costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,850 and $52,027, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Fund is in the final liquidation process.

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

For the three months ended March 31, 2026 and 2025, the Partnership recognized interest income of $2,613 and $1,268, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2026, the Partnership’s cash balance decreased $40,322 primarily as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2025, the Partnership’s cash balance increased $1,370,231 primarily as a result of cash generated from the sale of one property in March 2025.

Net cash provided by operating activities decreased from $197,857 in the three months ended March 31, 2025 to $125,376 in the three months ended March 31, 2026 as a result of a decrease in total rental income which was partially offset by a decrease in Partnership administration and property management expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2026, the Partnership did not complete any property acquisitions or property sales. During the three months ended March 31, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2026 and 2025, the Partnership declared distributions of $165,698 and $173,233, which were distributed 99% to the Limited Partners and 1% to the General Partner, respectively. The Limited Partners were allocated declared distributions of $164,041 and $171,501 and the General Partner was allocated declared distributions of $1,657 and $1,732 for the periods ended March 31, 2026 and 2025, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2026 and 2025, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

(b)  Changes in Internal Control Over Financial Reporting.

Effective April 30, 2026, there was a change in the Company’s internal control over financial reporting related to the transition of the principal financial officer role following the separation of the former Chief Financial Officer, Keith Petersen. Kristin Waddell was hired as the Chief Financial Officer effective May 4, 2026.

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

Dated: May 13, 2026	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)