Form 10-Q
period 2026-06-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2026-08-14
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2026

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

As of July 31, 2026, there were 15,970.84 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of June 30, 2026 and December 31, 2025	3

	Statements for the Periods ended June 30, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$595,734	$611,817

Real Estate Investments:
Land	3,166,803	3,166,803
Buildings	8,640,560	8,640,560
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	12,671,853
Accumulated Depreciation and Amortization	(4,060,584)	(3,840,108)
Real Estate Held for Investment, Net	8,611,269	8,831,745
Total Assets	$9,207,003	$9,443,562

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$91,594	$106,782
Distributions Payable	163,807	165,698
Total Current Liabilities	255,401	272,480

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	675

Partners’ Capital:
General Partner	5,962	8,150
Limited Partners – 24,000 Units authorized; 15,970.84 Units issued and outstanding as of 6/30/2026 and 12/31/2025	8,945,640	9,162,257
Total Partners' Capital	8,951,602	9,170,407
Total Liabilities and Partners' Capital	$9,207,003	$9,443,562

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Rental Income	$223,637	$223,885	$447,533	$473,876

Expenses:
Partnership Administration – Affiliates	28,554	28,575	60,568	57,850
Partnership Administration and Property Management – Unrelated Parties	25,215	30,970	61,065	82,997
Depreciation and Amortization	109,040	116,226	220,476	232,451
Total Expenses	162,809	175,771	342,109	373,298

Operating Income	60,828	48,114	105,424	100,578

Other Income:
Gain on Sale of Real Estate	0	0	0	825,611
Interest Income	2,663	5,118	5,276	6,386
Total Other Income	2,663	5,118	5,276	831,997

Net Income	$63,491	$53,232	$110,700	$932,575

Net Income Allocated:
General Partner	$635	$8,965	$1,107	$17,758
Limited Partners	62,856	44,267	109,593	914,817
Total	$63,491	$53,232	$110,700	$932,575

Net Income per Limited Partnership Unit	$3.94	$2.77	$6.86	$55.35

Weighted Average Units Outstanding – Basic and Diluted	15,971	15,981	15,971	16,529

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2026	2025
Cash Flows from Operating Activities:
Net Income	$110,700	$932,575

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	219,801	228,395
Gain on Sale of Real Estate	0	(825,611)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(15,188)	2,014
Increase (Decrease) in Unearned Rent	0	9,112
Total Adjustments	204,613	(586,090)
Net Cash Provided By Operating Activities	315,313	346,485

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,345,607

Cash Flows from Financing Activities:
Repurchase of Partnership Units	0	(795,303)
Distributions Paid to Partners	(331,396)	(346,466)
Net Cash Used For Financing Activities	(331,396)	(1,141,769)

Net Increase (Decrease) in Cash	(16,083)	550,323

Cash, beginning of period	611,817	240,059

Cash, end of period	$595,734	$790,382

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)

Net Income	8,793	870,550	879,343

Balance, March 31, 2025	10,837	10,480,846	10,491,683	17,076.71

Distributions Declared	(3,678)	(364,102)	(367,780)

Repurchase of Partnership Units	(7,953)	(787,350)	(795,303)	(1,095.87)

Net Income	8,965	44,267	53,232

Balance, June 30, 2025	$8,171	$9,373,661	$9,381,832	15,980.84

Balance, December 31, 2025	$8,150	$9,162,257	$9,170,407	15,970.84

Distributions Declared	(1,657)	(164,041)	(165,698)

Net Income	472	46,737	47,209

Balance, March 31, 2026	6,965	9,044,953	9,051,918	15,970.84

Distributions Declared	(1,638)	(162,169)	(163,807)

Net Income	635	62,856	63,491

Balance, June 30, 2026	$5,962	$8,945,640	$8,951,602	15,970.84

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026
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

(6)  Partners’ Capital –

For the six months ended June 30, 2026 and 2025, the Partnership declared distributions of $329,505 and $541,013, respectively. The Limited Partners were allocated declared distributions of $326,210 and $535,603 and the General Partner was allocated declared distributions of $3,295 and $5,410 for the periods ended June 30, 2026 and 2025, respectively. The Limited Partners' declared distributions represented $20.42 and $32.40 per Limited Partnership Unit outstanding using 15,971 and 16,529 weighted average Units for the six months ended June 30, 2026 and 2025, respectively. The declared distributions represented $6.86 and $32.40 per Unit of Net Income and $13.56 and $0 per Unit of contributed capital for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

(7)  Fair Value Measurements –

As of June 30, 2026 and December 31, 2025, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2026 and 2025, the Partnership recognized rental income of $447,533 and $473,876, respectively. In 2026, rental income decreased due to one property sale in March 2025, which was partially offset by two existing properties with rent increases in 2026. Based on the scheduled rent for the properties owned as of July 31, 2026, the Partnership expects to recognize rental income of approximately $896,000 in 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the six months ended June 30, 2026 and 2025, the Partnership incurred Partnership administration expenses from affiliated parties of $60,568 and $57,850, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were higher in 2026, when compared to 2025, mainly due to higher costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $61,065 and $82,997, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Partnership is in the final liquidation process.

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

For the six months ended June 30, 2026 and 2025, the Partnership recognized interest income of $5,276 and $6,386, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2026, the Partnership’s cash balances decreased $16,083 primarily as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2025, the Partnership’s cash balances increased $550,323 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $346,485 in 2025 to $315,313 in 2026 as a result of a decrease in total rental income which was partially offset by a decrease in Partnership administration and property management expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2026, the Partnership did not complete any property acquisitions or property sales. During the six months ended June 30, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607.

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

For the six months ended June 30, 2026 and 2025, the Partnership declared distributions of $329,505 and $541,013, which are to be distributed 99% to the Limited Partners and 1% to the General Partner, respectively. The Limited Partners were allocated declared distributions of $326,210 and $535,603 and the General Partner was allocated declared distributions of $3,295 and $5,410 for the periods ended June 30, 2026 and 2025, respectively.

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

During the six months ended June 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

(b)  Changes in Internal Control Over Financial Reporting.

Effective April 30, 2026, there was a transition of the principal financial officer role following the separation of the former Chief Financial Officer, Keith Petersen. Kristin Waddell was hired as the Chief Financial Officer effective May 4, 2026. There was no material change in the Partnership’s internal control over financial reporting as a result of this transition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. On April 1, 2025, the Partnership repurchased 1,095.87 Units. The Partnership did not repurchase any Units during the period ended June 30, 2026.

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

Dated: August 13, 2026	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)