Form 10-Q
period 2026-09-30
AEI INCOME & GROWTH FUND XXI LTD PARTNERSHIP
filed 2026-11-12
CIK 931755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2026

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

As of October 31, 2026, there were 15,746.92 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Statements for the Periods ended September 30, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$641,469	$611,817

Real Estate Investments:
Land	3,166,803	3,166,803
Buildings	8,640,560	8,640,560
Acquired Intangible Lease Assets	864,490	864,490
Real Estate Held for Investment, at Cost	12,671,853	12,671,853
Accumulated Depreciation and Amortization	(4,169,623)	(3,840,108)
Real Estate Held for Investment, Net	8,502,230	8,831,745
Total Assets	$9,143,699	$9,443,562

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$65,895	$106,782
Distributions Payable	163,807	165,698
Unearned Rent	45,733	0
Total Current Liabilities	275,435	272,480

Long-term Liabilities:
Acquired Below-Market Lease Intangibles, Net	0	675

Partners’ Capital :
General Partner	5,129	8,150
Limited Partners – 24,000 Units authorized; 15,970.84 Units issued and outstanding as of 9/30/2026 and 12/31/2025	8,863,135	9,162,257
Total Partners' Capital	8,868,264	9,170,407
Total Liabilities and Partners' Capital	$9,143,699	$9,443,562

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Rental Income	$223,940	$224,062	$671,473	$697,938

Expenses:
Partnership Administration – Affiliates	27,121	28,318	87,689	86,168
Partnership Administration and Property Management – Unrelated Parties	10,151	9,358	71,216	92,355
Depreciation and Amortization	109,039	116,222	329,515	348,673
Total Expenses	146,311	153,898	488,420	527,196

Operating Income	77,629	70,164	183,053	170,742

Other Income:
Gain on Sale of Real Estate	0	0	0	825,611
Interest Income	2,840	3,328	8,116	9,714
Total Other Income	2,840	3,328	8,116	835,325

Net Income	$80,469	$73,492	$191,169	$1,006,067

Net Income Allocated:
General Partner	$805	$1,649	$1,912	$19,407
Limited Partners	79,664	71,843	189,257	986,660
Total	$80,469	$73,492	$191,169	$1,006,067

Net Income per Limited Partnership Unit	$4.99	$4.50	$11.85	$60.36

Weighted Average Units Outstanding – Basic and Diluted	15,971	15,981	15,971	16,346

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2026	2025
Cash Flows from Operating Activities:
Net Income	$191,169	$1,006,067

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	328,840	342,592
Gain on Sale of Real Estate	0	(825,611)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(40,887)	(13,689)
Increase (Decrease) in Unearned Rent	45,733	(55)
Total Adjustments	333,686	(496,763)
Net Cash Provided By Operating Activities	524,855	509,304

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,345,607

Cash Flows from Financing Activities:
Repurchase of Partnership Units	0	(795,303)
Distributions Paid to Partners	(495,203)	(714,246)
Net Cash Used For Financing Activities	(495,203)	(1,509,549)

Net Increase in Cash	29,652	345,362

Cash, beginning of period	611,817	240,059

Cash, end of period	$641,469	$585,421

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)
	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2024	$3,776	$9,781,797	$9,785,573	17,076.71

Distributions Declared	(1,732)	(171,501)	(173,233)
Net Income	8,793	870,550	879,343

Balance, March 31, 2025	10,837	10,480,846	10,491,683	17,076.71

Distributions Declared	(3,678)	(364,102)	(367,780)
Repurchase of Partnership Units	(7,953)	(787,350)	(795,303)	(1,095.87)
Net Income	8,965	44,267	53,232

Balance, June 30, 2025	8,171	9,373,661	9,381,832	15,980.84

Distributions Declared	(1,658)	(164,100)	(165,758)
Net Income	1,649	71,843	73,492

Balance, September 30, 2025	$8,162	$9,281,404	$9,289,566	15,980.84

Balance, December 31, 2025	$8,150	$9,162,257	$9,170,407	15,970.84

Distributions Declared	(1,657)	(164,041)	(165,698)
Net Income	472	46,737	47,209

Balance, March 31, 2026	6,965	9,044,953	9,051,918	15,970.84

Distributions Declared	(1,638)	(162,169)	(163,807)
Net Income	635	62,856	63,491

Balance, June 30, 2026	5,962	8,945,640	8,951,602	15,970.84

Distributions Declared	(1,638)	(162,169)	(163,807)
Net Income	805	79,664	80,469

Balance, September 30, 2026	$5,129	$8,863,135	$8,868,264	15,970.84

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXI LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

(3)  Recently Adopted Accounting Pronouncements –

No new accounting standards issued or proposed by the Financial Accounting Standards Board are currently applicable to the Partnership or are expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

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

(6)  Partners’ Capital –

For the nine months ended September 30, 2026 and 2025, the Partnership declared distributions of $493,312 and $706,771, respectively. The Limited Partners were allocated declared distributions of $488,379 and $699,703 and the General Partner was allocated declared distributions of $4,933 and $7,068 for the periods ended September 30, 2026 and 2025, respectively. The Limited Partners' declared distributions represented $30.58 and $42.81 per Limited Partnership Unit outstanding using 15,971 and 16,346 weighted average Units in 2026 and 2025, respectively. The declared distributions represented $11.85 and $42.81 per Unit of Net Income and $18.73 and $0 per Unit of contributed capital in 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

(7)  Fair Value Measurements –

As of September 30, 2026 and December 31, 2025, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2026 and 2025, the Partnership recognized rental income of $671,473 and $697,938, respectively. In 2026, rental income decreased due to one property sale in March 2025, which was partially offset by two existing properties with rent increases in 2026. Based on the scheduled rent for the properties owned as of October 31, 2026, the Partnership expects to recognize rental income of approximately $896,000 in 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2026 and 2025, the Partnership incurred Partnership administration expenses from affiliated parties of $87,689 and $86,168, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were higher in 2026, when compared to 2025, mainly due to higher costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $71,216 and $92,355, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Partnership is in the final liquidation process.

On March 31, 2025, the Partnership closed the sale of its 40% interest in the Jared Jewelry in Auburn Hills, Michigan to an unrelated third party. The Partnership received net proceeds of $1,345,607, which resulted in a net gain of $825,611. At the time of sale, the cost and related accumulated depreciation was $1,466,048 and $946,052, respectively.

For the nine months ended September 30, 2026 and 2025, the Partnership recognized interest income of $8,116 and $9,714, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2026, the Partnership’s cash balances increased $29,652 as a result of cash received from operations, which was partially offset by distributions paid to Partners. During the nine months ended September 30, 2025, the Partnership’s cash balances increased $345,362 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $509,304 in 2025 to $524,855 in 2026 as a result of a decrease in Partnership administration and property management expenses, which was partially offset by a decrease in total rental income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2026, the Partnership did not complete any property acquisitions or property sales. During the nine months ended September 30, 2025, the Partnership generated cash flow from the sale of real estate of $1,345,607.

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

For the nine months ended September 30, 2026 and 2025, the Partnership declared distributions of $493,312 and $706,771, which were distributed 99% to the Limited Partners and 1% to the General Partner, respectively. The Limited Partners were allocated declared distributions of $488,379 and $699,703 and the General Partner was allocated declared distributions of $4,933 and $7,068 for the periods ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 95% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year more than 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. On April 1, 2025, the Partnership repurchased 1,095.87 Units. The Partnership did not repurchase any Units during the period ended September 30, 2026.

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

Dated: November 12, 2026	AEI Income & Growth Fund XXI
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)